Form 10-Q
period 2014-11-30
FairWind Energy Inc.
filed 2015-02-27
CIK 1603345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55383

FAIRWIND ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Monarch Beach Plaza, Suite 254

Monarch Beach, California 92629

 (Address of principal executive offices, zip code)

(949) 933-5411

(Registrant’s telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 25, 2015, there were 5,927,106 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of FairWind Energy Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.
Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$71,414	$134,815

Total current assets	71,414	134,815

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(264)	(198)

Computer equipment, net	1,064	1,130

Patent
Patent	3,814	3,814
Accumulated depreciation	(294)	(231)

Patent, net	3,520	3,583

Total assets	$75,998	$139,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$-	$5,741
Accrued payroll - officer	8,971	9,053
Payroll liabilities	5,151	4,757

Total current liabilities	14,122	19,551

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 5,927,106 shares issued and outstanding	5,927	5,927
Additional paid-in capital	371,174	371,174
Accumulated deficit	(315,225)	(257,124)

Total stockholders' equity	61,876	119,977

Total liabilities and stockholders' equity	$75,998	$139,528

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Three Months
	Ended	Ended
	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Professional fees	7,499	3,010
Research and development	3,420	19,640
Salary and wages - officers	37,596	15,000
General and administrative expenses	9,586	13,926

Total operating expenses	58,101	51,576

Loss before Income Tax Provision	(58,101)	(51,576)

Income Tax Provision	-	-

Net Loss	$(58,101)	$(51,576)

Earnings per share
- Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	5,927,106	5,300,000

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statement of Changes in Stockholders' Equity
For the reporting period ended November 30, 2014
(Unaudited)

	Common stock par value $0.001				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, August 31, 2013	5,300,000	$5,300	$119,800	$(48,246)	$76,854

Issuance of common shares for cash	375,000	375	149,625		150,000
at $0.40 per share in December 31, 2013

Issuance of common shares for cash	2,106	2	1,999		2,001
at $0.95 per share on January 27, 2014

Issuance of common shares for cash	250,000	250	99,750		100,000
at $0.40 per share on August 14, 2014

Net loss				(208,878)	(208,878)

Balance, August 31, 2014	5,927,106	5,927	371,174	(257,124)	119,977

Net loss			-	(58,101)	(58,101)

Balance, November 30, 2014	5,927,106	$5,927	$371,174	$(315,225)	$61,876

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(58,101)	$(51,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	66	-
Amortization expense	63	54
Changes in operating assets and liabilities:
Prepayments and other current assets	-	(5,147)
Accounts payable	(5,741)	-
Accrued expenses	-	9,810
Accrued payroll - officer	(82)	(5,000)
Payroll liabilities	394	-

Net Cash Used in Operating Activities	(63,401)	(51,859)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,328)
Patent application costs	-	(3,218)

Net Cash Used in Investing Activities	-	(4,546)

Net Change in Cash	(63,401)	(56,405)

Cash - beginning of reporting period	134,815	81,854

Cash - end of reporting period	$71,414	$25,449

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

November 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

FairWind Energy, Inc.

FairWind Energy, Inc. (the “Company”) was incorporated on April 18, 2013 under the laws of the State of Nevada.  The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

Formation of a 25% Equity Interest Entity

On October 26, 2013, the Company entered into a Joint Venture Contract with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity (the “Joint Venture Partner”) and on February 25, 2014 formed Xingcheng Sheng Kun Composite Co., Ltd. (“Sheng Kun” or “Joint Venture”), a corporation organized under the laws of the People’s Republic of China.  The Joint Venture Partner is a composites manufacturer based in Huludao City, Liaoning Province, in China.  Under the Joint Venture Agreement, the Company contributed technology to the Joint Venture.  The Joint Venture Partner is obligated, among other things, to arrange for the local government to contribute the use of approximately 100 acres of land, the purpose of which is to construct a manufacturing facility to build composite products using the Company’s technology. The Company holds a 25% equity interest in the joint venture and the Joint Venture Partner holds the remaining 75% equity interest.

The Joint Venture is currently inactive.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2014 and notes thereto contained in the Company’s Registration Statement on Form S-1, which was declared effective on January 12, 2015.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Fiscal Year-End

The Company elected August 31st as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i) Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii) Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued payroll – officer and payroll liabilities approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments - Equity Method and Joint Ventures

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB Accounting Standards Codification (“Sub-topic 323-10”).

Method of Accounting

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20).  Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee.

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: a. Representation on the board of directors, b. Participation in policy-making processes, c. Material intra-entity transactions, d. Interchange of managerial personnel, and e. Technological dependency. Pursuant to paragraph 323-10-15-8 an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

Initial and Subsequent Measurement

Pursuant to Paragraph 323-10-30-2 an investor shall measure an investment in the common stock of an investee (including a joint venture) initially at cost in accordance with the guidance in Section 805-50-30. An investor shall initially measure, at fair value, a retained investment in the common stock of an investee (including a joint venture) in a deconsolidation transaction in accordance with paragraphs 810-10-40-3A through 40-5.

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor's share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor's investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.  If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

Disclosure

Pursuant to paragraph 323-10-50-3 all of the following disclosures generally shall apply to the equity method of accounting for investments in common stock:

a. Financial statements of an investor shall disclose all of the following parenthetically, in notes to financial statements, or in separate statements or schedules: (1) the name of each investee and percentage of ownership of common stock. (2) The accounting policies of the investor with respect to investments in common stock. Disclosure shall include the names of any significant investee entities in which the investor holds 20 percent or more of the voting stock, but the common stock is not accounted for on the equity method, together with the reasons why the equity method is not considered appropriate, and the names of any significant investee corporations in which the investor holds less than 20 percent of the voting stock and the common stock is accounted for on the equity method, together with the reasons why the equity method is considered appropriate. (3) The difference, if any, between the amount at which an investment is carried and the amount of underlying equity in net assets and the accounting treatment of the difference.

b. For those investments in common stock for which a quoted market price is available, the aggregate value of each identified investment based on the quoted market price usually shall be disclosed.

c. If investments in common stock of corporate joint ventures or other investments accounted for under the equity method are, in the aggregate, material in relation to the financial position or results of operations of an investor, it may be necessary for summarized information as to assets, liabilities, and results of operations of the investees to be presented in the notes or in separate statements, either individually or in groups, as appropriate.

d. Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor's share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

Computer Equipment

Computer equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of five (5) years.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Patents

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patents.  For acquired patents the Company records the costs to acquire patents as patents and amortizes the patent acquisition costs over their remaining legal lives, or estimated useful lives, or the term of the contracts, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expensed if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for material and testing costs for research and development.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended August 31, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Investment in a Non-consolidated Entity

On October 26, 2013, the Company entered into a Joint Venture Contract for a Sino-Foreign Composites Company with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity (the “Joint Venture Partner”).  The Joint Venture Partner is a composites manufacturer based in Huludao City, Liaoning Province, in China.  Under the Joint Venture Agreement, the Company contributed its technology to the joint venture enterprise.  Its Joint Venture Partner is obligated, among other things, to arrange for the local government to contribute the use of approximately 100 acres of land, the purpose of which is to construct a manufacturing facility to build composite products using the Company’s technology. The Company holds a 25% equity interest in the joint venture and the Joint Venture Partner holds the remaining 75% equity interest.

The Company measured its investment in the common stock of the joint venture at zero, the cost of its contributed technology, in accordance with the guidance in ASC Section 805-50-30.

The Joint Venture is devoting all of its efforts on establishing the business but with minimal activities as of November 30, 2014 and for the reporting period then ended,  the Company discontinued applying the equity method and the investment (and net advances) was reduced to zero. The Company did not guarantee obligations of the investee or otherwise commit to provide further financial support for the investee.

Note 5 – Computer Equipment

(i) Impairment

The Company completed its annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at August 31, 2014.

(ii) Depreciation Expense

The Company acquired computer equipment on November 29, 2013 and started to depreciate as of December 1, 2013.

Depreciation expense was $66 for the reporting period ended November 30, 2014.

Note 6 – Patent

(i) Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at August 31, 2014.

(ii) Amortization Expense

Amortization expense was $63 for the reporting period ended November 30, 2014.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Winterhalter	Chairman, CEO, significant stockholder and director

Eric Krogius	Director

Robert Drust	Director

Donghan Bao	Chairman, President and CEO of the Company’s Chinese Joint Venture

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 8 – Commitments and contingent liabilities

Employment Agreements

Employment Agreement – Michael Winterhalter, CEO

On April 30, 2014, the Company entered into an employment agreement with Michael Winterhalter (“the Employee”). The Employee and the Company hereby agree as follows:

Term

The employment of the Employee shall commence the date hereof and continue for an indefinite term until terminated in accordance with the provisions of this agreement.

Compensation

In consideration of the services to be provided by him hereunder, the Employee, during the term of his employment, shall be paid a base salary of $60,000 per year in equal quarterly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time.

Termination

Subsequent to completion of the probationary term of employment referred to in paragraph 2 herein, the Employer may terminate the employment of the Employee at any time:

a. for just cause at common law, in which case the Employee is not entitled to any advance notice of termination or compensation in lieu of notice;

b. without just cause, in which case the Employer shall provide the Employee with advance notice of termination or compensation in lieu of notice equal to: 1 month plus 2 weeks per year of completed service with the Employer, to a maximum of fifteen (15) months.

The Employee may terminate his employment at any time by providing the Employer with at least eight (8) weeks advance notice of his intention to resign.

Employment Agreement – Martin Wang, Vice President

On May 15, 2014, the Company entered into an employment agreement with Martin Wang (“the Employee”) with the same terms and conditions of the Employment Agreement with Michael Winterhalter.

Employment Agreement – Eric Krogius, Director

On April 30, 2014, the Company entered into an employment agreement with Eric Krogius (“the Director”) with the same terms and conditions of the Employment Agreement with Michael Winterhalter except the following:

Compensation

In consideration of the services to be provided by him hereunder, the Employee, during the term of his employment, shall be paid a base salary of $20,000 per year in equal quarterly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time.

Note 9 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Twenty Five Million (25,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Fifty Million (50,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On December 30, 2013 (“Closing Date”), the Company entered into a stock subscription agreement with Mr. Bao Dong Han, an affiliate of the Company’s Joint venture Partner, whereby the Company sold 375,000 shares of its common stock to Bao Dong Han, at $0.40 per share, for $150,000 in cash.

On January 27, 2014, the Company sold 2,106 shares of common stock to one investor at $0.95 per share for $2,000.70.

On August 14, 2014, the company entered into a stock subscription agreement with Mr. Bao Dong Han, an affiliated of the Company’s Joint venture Partner, whereby the Company sold 250,000 shares of its common stock to Bao Dong Han, at $0.40 per share, for $100,000 in cash.

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2014 audited financial statements and related notes included in the Company’s Form S-1, as amended (File No. 333-194975; the “Form S-1”), as filed with the Securities and Exchange Commission on January 7, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31. It is a development stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to November 30, 2014, we raised a total of $252,001 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of one year or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. We are involved in the design, engineering and manufacturing of composite products. The initial thrust of our business will be to supply products to the oil and gas industry. These products will include upstream production products such as sucker rods, fracking plugs, casings and other products where high temperature resistance, chemical resistance and a low weight to strength ratio products offer advantages to traditional materials (e.g., steel). If we are able to supply products to the oil and gas industry, then we plan to continue the development and sales of wind and solar hybrid energy systems. These systems also benefit from the use of higher performance materials (composites) and we will intend to incorporate them in product design and development.

Results of Operations

Three-Month Periods Ended November 30, 2014 and 2013

We recorded no revenues for the three months ended November 30, 2014 and 2013.

For the three months ending November 30, 2014, we incurred total operating expenses of $58,101, consisting of professional fees of $7,499, research and development costs of $3,420, salaries and wages to officers of the Company of $37,596, and general and administrative expenses of $9,586. Our net loss at November 30, 2014 was $58,101.

By comparison, for the three months ending November 30, 2013, we incurred total operating expenses of $51,576, consisting of professional fees of $3,010, research and development costs of $19,640, salaries and wages to officers of the Company of $15,000, and general and administrative expenses of $13,926. Our net loss at November 30, 213 was $51,576.

Liquidity and Capital Resources

At November 30, 2014, we had a cash balance of $71,414. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2014.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Association for Xingcheng SK Composite Co., Ltd. (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: February 27, 2015	By:	/s/ Michael Winterhalter
Name: Michael Winterhalter
Title: President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Association for Xingcheng SK Composite Co., Ltd. (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

