Form 10-Q
period 2015-02-28
FairWind Energy Inc.
filed 2015-04-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55383

FAIRWIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, CA 92629

 (Address of principal executive offices, zip code)

(949) 933-5411

(Registrant’s telephone number, including area code)

14 Monarch Beach Plaza, Suite 254

Monarch Beach, California 92629

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

As of April 13, 2015, there were 5,965,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$41,122	$134,815

Total current assets	41,122	134,815

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(330)	(198)

Computer equipment, net	998	1,130

Patent
Patent	3,814	3,814
Accumulated amortization	(357)	(231)

Patent, net	3,457	3,583

Total assets	$45,577	$139,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$-	$5,741
Accrued payroll - officer	18,839	9,053
Payroll liabilities	3,264	4,757

Total current liabilities	22,103	19,551

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 5,965,406 and 5,927,406 shares issued and outstanding, respectively	5,965	5,927
Additional paid-in capital	409,436	371,174
Accumulated deficit	(391,927)	(257,124)

Total stockholders' equity	23,474	119,977

Total liabilities and stockholders' equity	$45,577	$139,528

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	February 28, 2015	February 28, 2015	February 28, 2014	February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	15,659	8,160	9,061	6,051
Research and development	22,717	19,297	23,893	4,253
Salary, wages and payroll taxes - officers	75,809	38,213	25,588	10,588
General and administrative expenses	20,618	11,032	19,918	5,992

Total operating expenses	134,803	76,702	78,460	26,884

Loss before Income Tax Provision	(134,803)	(76,702)	(78,460)	(26,884)

Income Tax Provision	-	-	-	-

Net Loss	$(134,803)	$(76,702)	$(78,460)	$(26,884)

Earnings per share - Basic and Diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	5,930,281	5,933,491	5,300,000	5,300,000

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statement of Changes in Stockholders' Equity

For the reporting period ended February 28, 2015

(Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2013	5,300,000	$5,300	$119,800	$(48,246)	$76,854

Issuance of common shares for cash at $0.40 per share in December 31, 2013	375,000	375	149,625		150,000

Issuance of common shares for cash at $0.95 per share on January 27, 2014	2,106	2	1,999		2,001

Issuance of common shares for cash at $0.40 per share on August 14, 2014	250,000	250	99,750		100,000

Net loss				(208,878)	(208,878)

Balance, August 31, 2014	5,927,106	5,927	371,174	(257,124)	119,977

Issuance of common shares for cash at $1.00 per share during February 2015	38,300	38	38,262		38,300

Net loss			-	(134,803)	(134,803)

Balance, February 28, 2015	5,965,406	$5,965	$409,436	$(391,927)	$23,474

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(134,803)	$(78,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	-
Amortization expense	126	54
Changes in operating assets and liabilities:
Prepayments and other current assets	-	(5,147)
Accounts payable	(5,741)	(2,668)
Accrued payroll - officer	9,786	(5,000)
Payroll liabilities	(1,493)	1,489

Net Cash Used in Operating Activities	(131,993)	(89,732)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,328)
Patent application costs	-	(3,218)

Net Cash Used in Investing Activities	-	(4,546)

Cash Flows from Financing Activities
Proceeds from sale of common shares	38,300	52,001

Net Cash Provided by Financing Activities	38,300	52,001

Net Change in Cash	(93,693)	(42,277)

Cash - beginning of reporting period	134,815	81,854

Cash - end of reporting period	$41,122	$39,577

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

February 28, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

FairWind Energy, Inc.

FairWind Energy, Inc. (the “Company”) was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

Formation of a 25% Equity Interest Entity

On October 26, 2013, the Company entered into a Joint Venture Contract with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity (the “Joint Venture Partner”) and on February 25, 2014 formed Xingcheng Sheng Kun Composite Co., Ltd. (“Sheng Kun” or “Joint Venture”), a corporation organized under the laws of the People’s Republic of China. The Joint Venture Partner is a composites manufacturer based in Huludao City, Liaoning Province, in China. Under the Joint Venture Agreement, the Company contributed technology to the Joint Venture. The Joint Venture Partner is obligated, among other things, to arrange for the local government to contribute the use of approximately 100 acres of land, the purpose of which is to construct a manufacturing facility to build composite products using the Company’s technology. The Company holds a 25% equity interest in the joint venture and the Joint Venture Partner holds the remaining 75% equity interest. The Company valued its contributed technology to the Joint Venture at $0, the Company’s cost basis, in the Company’s financial statements.

The Joint Venture is currently inactive.

Note 2 - Significant and Critical Accounting Policies and Practices

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, accrued payroll – officer and payroll liabilities approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

There were no potentially dilutive common shares outstanding for the reporting period ended February 28, 2015 or 2014.

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

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

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

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Joint Venture is devoting all of its efforts on establishing the business but with minimal activities as of February 28, 2015. The Company discontinued applying the equity method as the Company valued its investment at zero and the Company did not guarantee obligations of the investee or otherwise commit to provide further financial support for the investee.

Note 5 – Computer Equipment

(i) Impairment

The Company completed its annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at August 31, 2014.

(ii) Depreciation Expense

The Company acquired computer equipment on November 29, 2013 and started to depreciate as of December 1, 2013.

Depreciation expense was $132 for the reporting period ended February 28, 2015.

Note 6 – Patent

The Company started its Chinese patent application process on May 7, 2013 and obtained the China patent on September 11, 2013. Patent application costs of $3,814, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 15 years from the date of grant of the patent.

(i) Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at August 31, 2014.

(ii) Amortization Expense

Amortization expense was $126 for the reporting period ended February 28, 2015.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Winterhalter	Chairman, CEO, significant stockholder and director

Eric Krogius	Director

Robert Drust	Director

Bao Dong Han	Chairman, President and CEO of the Company’s Chinese Joint Venture

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

Director Agreement – Eric Krogius

On April 30, 2014, the Company entered into an employment agreement with Eric Krogius (“the Director”) with the same terms and conditions of the Employment Agreement with Michael Winterhalter except the following:

Compensation

In consideration of the services to be provided by him hereunder, the Director, during the term of his employment, shall be paid a base salary of $20,000 per year in equal quarterly installments, in arrears, less applicable statutory deductions. In addition, the Director is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time.

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

In February 2015 the Company sold 38,300 shares of its common stock in aggregate to 25 individual investors at $1.00 per share for cash or $38,300.

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

Our activities have been financed from the proceeds of share subscriptions. During the period ended February 28, 2015, we raised a total of $38,300 from private offerings of our common stock.

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

Results of Operations

Six- and Three-Month Periods Ended February 28, 2015 and 2014

We recorded no revenues for the three months ended February 28, 2015 and 2014. At February 28, 2015, we had an accumulated deficit of $391,927.

For the six months ending February 28, 2015, we incurred total operating expenses of $134,803, consisting of professional fees of $15,659, research and development costs of $22,717, salaries, wages and payroll taxes to officers of the Company of $75,809, and general and administrative expenses of $20,618. Our net loss at February 28, 2015 was $134,803.

For the three months ending February 28, 2015, we incurred total operating expenses of $76,702, consisting of professional fees of $8,160, research and development costs of $19,297, salaries, wages and payroll taxes to officers of the Company of $38,213, and general and administrative expenses of $11,032.

By comparison, for the six months ending February 28, 2014, we incurred total operating expenses of $78,460, consisting of professional fees of $9,061, research and development costs of $23,893, salaries, wages and payroll taxes to officers of the Company of $25,588, and general and administrative expenses of $19,918.

For the three months ending February 28, 2014, we incurred total operating expenses of $26,884, consisting of professional fees of $6,051, research and development costs of $4,253, salaries, wages and payroll taxes to officers of the Company of $10,588, and general and administrative expenses of $5,992.

Liquidity and Capital Resources

At February 28, 2015, we had a cash balance of $41,122. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

 None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2015.

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

ITEM 1A. RISK FACTORS

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: April 16, 2015	By:	/s/ Michael Winterhalter
Name: Michael Winterhalter
Title: President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

