Form 10-Q
period 2015-05-31
FairWind Energy Inc.
filed 2015-07-20
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55383

FAIRWIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

 (Address of principal executive offices, zip code)

(949) 933-5411

(Registrant's telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of July 19, 2015, there were 5,992,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of FairWind Energy Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company's need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

May 31, 2015 and 2014

FairWind Energy, Inc.
Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$32,840	$134,815

Total current assets	32,840	134,815

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(396)	(198)

Computer equipment, net	932	1,130

Patent
Patent	3,814	3,814
Accumulated amortization	(420)	(231)

Patent, net	3,394	3,583

Total assets	$37,166	$139,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$-	$5,741
Accrued payroll - officer	-	9,053
Payroll liabilities	1,866	4,757

Total current liabilities	1,956	19,551

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 5,992,406 and 5,927,406 shares issued and outstanding, respectively	5,992	5,927
Additional paid-in capital	436,409	371,174
Accumulated deficit	(407,191)	(257,124)

Total stockholders' equity	35,210	119,977

Total liabilities and stockholders' equity	$37,166	$139,528

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	May 31, 2015	May 31, 2015	May 31, 2014	May 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Consulting service	$10,000	$10,000	$-	$-
Sales	1,125	1,125	-	-

Total revenue	11,125	11,125	-	-

Costs of Goods Sold	679	679	-	-

Gross Margin	10,446	10,446	-	-

Operating Expenses
Professional fees	22,245	6,586	10,734	1,673
Research and development	22,817	100	49,437	25,544
Salary, wages and payroll taxes - officers	85,020	9,211	58,252	32,664
General and administrative expenses	30,431	9,813	29,285	9,367

Total operating expenses	160,513	25,710	147,708	69,248

Loss before Income Tax Provision	(150,067)	(15,264)	(147,708)	(69,248)

Income Tax Provision	-	-	-	-

Net Loss	$(150,067)	$(15,264)	$(147,708)	$(69,248)

Earnings per share
- Basic and Diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	5,948,421	5,984,112	5,300,000	5,300,000

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statement of Changes in Stockholders' Equity
For the reporting period ended May 31, 2015
(Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, August 31, 2013	5,300,000	$5,300	$119,800	$(48,246)	$76,854

Issuance of common shares for cash at $0.40 per share in December 31, 2013	375,000	375	149,625		150,000

Issuance of common shares for cash at $0.95 per share on January 27, 2014	2,106	2	1,999		2,001

Issuance of common shares for cash at $0.40 per share on August 14, 2014	250,000	250	99,750		100,000

Net loss				(208,878)	(208,878)

Balance, August 31, 2014	5,927,106	5,927	371,174	(257,124)	119,977

Issuance of common shares for cash at $1.00 per share during February, 2015	38,300	38	38,262		38,300

Issuance of common shares for cash at $1.00 per share during March & April, 2015	27,000	27	26,973		27,000

Net loss				(150,067)	(150,067)

Balance, May 31, 2015	5,992,406	$5,992	$436,409	$(407,191)	$35,210

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(150,067)	$(147,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	198	-
Amortization expense	189	54
Changes in operating assets and liabilities:
Prepayments and other current assets	-	(5,147)
Accounts payable	(5,741)	1
Accrued payroll - officer	(9,053)	(5,000)
Payroll liabilities	(2,891)	5,770

Net Cash Used in Operating Activities	(167,275)	(152,030)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,328)
Patent application costs	-	(3,814)

Net Cash Used in Investing Activities	-	(5,142)

Cash Flows from Financing Activities
Proceeds from sale of common shares	65,300	152,001

Net Cash Provided by Financing Activities	65,300	152,001

Net Change in Cash	(101,975)	(5,171)

Cash - beginning of reporting period	134,815	81,854

Cash - end of reporting period	$32,840	$76,683

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.
May 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

FairWind Energy, Inc.

FairWind Energy, Inc. (the "Company") was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

Formation of a 25% Equity Interest Entity

On October 26, 2013, the Company entered into a Joint Venture Contract with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity (the "Joint Venture Partner") and on February 25, 2014 formed Xingcheng Sheng Kun Composite Co., Ltd. ("Sheng Kun" or "Joint Venture"), a corporation organized under the laws of the People's Republic of China. The Joint Venture Partner is a composites manufacturer based in Huludao City, Liaoning Province, in China. Under the Joint Venture Agreement, the Company contributed technology to the Joint Venture. The Joint Venture Partner is obligated, among other things, to arrange for the local government to contribute the use of approximately 100 acres of land, the purpose of which is to construct a manufacturing facility to build composite products using the Company's technology. The Company holds a 25% equity interest in the joint venture and the Joint Venture Partner holds the remaining 75% equity interest.

The Joint Venture is currently inactive.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2014 and notes thereto contained in the Company's Registration Statement on Form S-1, which was declared effective on January 12, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable.If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c)its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable, accrued payroll – officer and payroll liabilities approximate their fair values because of the short maturity of these instruments.

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

Pursuant to ASC Paragraph 360-10-35-21 the Company's long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Investments - Equity Method and Joint Ventures

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB Accounting Standards Codification ("Sub-topic 323-10").

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

Patents

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patents. For acquired patents the Company records the costs to acquire patents as patents and amortizes the patent acquisition costs over their remaining legal lives, or estimated useful lives, or the term of the contracts, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents aregranted or expensed if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patentsfrom the date when the patents aregranted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825󈝶󈝻, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs") and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 "Research and Development Arrangements") for research and development costs. Research and development costs are charged to expense as incurred.Research and development costs consist primarily of remuneration for material and testing costs for research and development.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260󈝶󈞣󈞃). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended May 31, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations.

c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 " Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01").

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 " Consolidation (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02") to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.

•

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Investment in a Non-consolidated Entity

On October 26, 2013, the Company entered into a Joint Venture Contract for a Sino-Foreign Composites Company with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity (the "Joint Venture Partner"). The Joint Venture Partner is a composites manufacturer based in Huludao City, Liaoning Province, in China. Under the Joint Venture Agreement, the Company contributed its technology to the joint venture enterprise. Its Joint Venture Partner is obligated, among other things, to arrange for the local government to contribute the use of approximately 100 acres of land, the purpose of which is to construct a manufacturing facility to build composite products using the Company's technology. The Company holds a 25% equity interest in the joint venture and the Joint Venture Partner holds the remaining 75% equity interest.

The Company measured its investment in the common stock of the joint venture at zero, the cost of its contributed technology, in accordance with the guidance in ASC Section 805-50-30.

The Joint Venture is devoting all of its efforts on establishing the business but with minimal activities as of February 28, 2015 and for the reporting period then ended, the Company discontinued applying the equity method and the investment (and net advances) was reduced to zero. The Company did not guarantee obligations of the investee or otherwise commit to provide further financial support for the investee.

Note 5 – Computer Equipment

Impairment Testing and Depreciation Expense

(i) Impairment

The Company completed its annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at August 31, 2014.

(ii) Depreciation Expense

The Company acquired computer equipment on November 29, 2013 and started to depreciate as of December 1, 2013.

Depreciation expense was $198 for the reporting period ended May 31, 2015.

Note 6 – Patent

Impairment Testing and Amortization Expense

(i) Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at August 31, 2014.

(ii) Amortization Expense

Amortization expense was $189 for the reporting period ended May 31, 2015.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Michael Winterhalter	Chairman, CEO, Director and significant stockholder	Free office space	Office space

Eric Krogius	Director	None	N/A

Robert Drust	Director	None	N/A

Bao Dong Han	Chairman, President and CEO of the Company's Chinese Joint Venture	None	N/A

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 8 – Commitments and contingent liabilities

Employment Agreements

Employment Agreement – Michael Winterhalter, CEO

On April 30, 2014, the Company entered into an employment agreement with Michael Winterhalter ("the Employee"). The Employee and the Company hereby agree as follows:

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

Employment Agreement – Martin Wang, Vice President

On May 15, 2014, the Company entered into an employment agreement with Martin Wang ("the Employee") with the same terms and conditions of the Employment Agreement with Michael Winterhalter. During December 2014, the Employee was paid half of the monthly salary amount and future payments were suspended.

Employment Agreement – Eric Krogius, Director

On April 30, 2014, the Company entered into an employment agreement with Eric Krogius ("the Director") with the same terms and conditions of the Employment Agreement with Michael Winterhalter except the following:

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

Note 9 – Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Twenty Five Million (25,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Fifty Million (50,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On December 30, 2013 ("Closing Date"), the Company entered into a stock subscription agreement with Mr. Bao Dong Han, an affiliate of the Company's Joint venture Partner, whereby the Company sold 375,000 shares of its common stock to Bao Dong Han, at $0.40 per share, for $150,000 in cash.

On January 27, 2014, the Company sold 2,106 shares of common stock to one investor at $0.95 per share for $2,000.70.

On August 14, 2014, the Company entered into a stock subscription agreement with Mr. Bao Dong Han, an affiliated of the Company's Joint venture Partner, whereby the Company sold 250,000 shares of its common stock to Bao Dong Han, at $0.40 per share, for $100,000 in cash.

In February 2015, the Company sold a total of 38,300 shares to investors at $1.00 per share or $38,300 in cash.

On March 27, 2015, the Company sold 25,000 shares of common stock to one investor at $1.00 per share for $25,000.00.

On April 13, 2015, the Company sold 2,000 shares of common stock to two investors at $1.00 per share for $2,000.00.

Note 10 – Concentrations and Credit Risk

Customers and Credit Concentrations

One customer accounted for 89.9% of the total revenue during the period ended May 31, 2015. A reduction in sales from or loss of such customer would have a material adverse effect on the Company's results of operations and financial condition.

Note 11– Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the "Company"), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2014 audited financial statements and related notes included in the Company's Form S-1, as amended (File No. 333-194975; the "Form S-1"), as filed with the Securities and Exchange Commission on January 7, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31.

Going Concern

To date the Company only generated nominal revenues and consequently has incurred recurring losses from operations. For the reporting period ended May 31, 2015, we raised a total of $65,300 from private and public offerings of our common stock, which are not sufficient to support our daily operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

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

Results of Operations

Nine- and Three-Month Periods Ended May 31, 2015 and 2014

We recorded revenues of $11,125 for the nine and three months ended May 31, 2015. $10,000 of such revenues were for consulting services and $1,125 of such revenues were for sales of products. We recorded no revenues the nine and three months ended May 31, 2014.

For the nine months ending May 31, 2015, we incurred total operating expenses of $160,513, consisting of professional fees of $22,245, research and development costs of $22,817, salaries, wages and payroll taxes to officers of the Company of $85,020, and general and administrative expenses of $30,431. Our net loss for the nine months ended May 31, 2015 was $150,067.

For the three months ending May 31, 2015, we incurred total operating expenses of $25,710, consisting of professional fees of $6,586, research and development costs of $100, salaries, wages and payroll taxes to officers of the Company of $9,211, and general and administrative expenses of $9,813.

By comparison, for the nine months ending May 31, 2014, we incurred total operating expenses of $147,708, consisting of professional fees of $10,734, research and development costs of $49,437, salaries, wages and payroll taxes to officers of the Company of $58,252, and general and administrative expenses of $29,285.

For the three months ending May 31, 2014, we incurred total operating expenses of $69,248, consisting of professional fees of $1,673, research and development costs of $25,544, salaries, wages and payroll taxes to officers of the Company of $32,664, and general and administrative expenses of $9,367.

Our accumulated deficit at May 31, 2015 was $407,191.

Liquidity and Capital Resources

At May 31, 2015, we had a cash balance of $32,840. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A.RISK FACTORS

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

_____________

(1) Incorporated by reference to the Registrant's Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: July 20, 2015	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer
Chief Financial Officer, and Treasurer (principal executive officer principal accounting officer and principal financial officer)

