Form 10-K
period 2015-08-31
FairWind Energy Inc.
filed 2015-12-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

Commission File No. 000-55383

FAIRWIND ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

(Address of principal executive offices, zip code)

(949) 438-0160

(Registrant's telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 28, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.00. At December 11, 2015, there were 5,992,406 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

FAIRWIND ENERGY INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of FairWind Energy Inc., a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the "Company", "FairWind Energy", "we", "us," or "our" are to FairWind Energy Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

FairWind Energy was incorporated on April 18, 2013. Through its proprietary use of materials and manufacturing technique, FairWind Energy is developing power sources drawing from renewable energy supply. We also use our trade secrets and composite industry know-how to cross-market products into the oil & gas extraction industry. Providing a reliable power source based on renewable energies required us to address shortcomings of existing technologies ranging from availability of supply (e.g., solar power at night) to quality of componentry available (blades, stanchions, magnets). The hybridization of power sources (solar and wind) and manufacturing with next generation composite materials is our solution. Our fiscal year end is August 31, and we have no subsidiaries. Our business offices are currently located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

At August 31, 2015, our total current assets were $13,195 and our total current liabilities were $7,370. Our net loss for the fiscal year ended August 31, 2015 was $175,126.

OVERVIEW

Through proprietary use of materials and manufacturing technique, FairWind Energy is developing power sources drawing from renewable energy supply. We also use trade secrets and composite industry know-how to cross-market products into the oil & gas extraction industry.

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

Providing a reliable power source based on renewable energies required us to address shortcomings of existing technologies ranging from availability of supply (i.e., solar at night) to quality of componentry available (blades, stanchions, magnets). The hybridization of power sources (solar and wind) and manufacturing with next generation composite materials was the obvious solution.

From years of experience in the composite industry, our principals have refined the use of toughened resin systems ideal for the manufacture of structural and exposed components. An example would be the turbine blade. A leading cause of failure in wind turbines is the damage caused to the blades (even atop 100 meter towers) from blowing debris and rocks. We use toughened resin systems and reinforcements to eliminate this problem. The stanchion that supports the turbine and solar panels is typically galvanized steel. Again, using composites materials, our composite pole is stronger, lighter and non-conductive. Equally important, the composite needs no galvanization to protect against corrosion, eliminating hazardous waste products spent to the land, water and air.

A by-product of the use of toughened high-strength composites was the development of high-tensile products for infrastructure. Our composite products can prove good alternatives to steel and lower strength fiberglass/resin parts used in down-well drilling and pumping. An investment in superior materials and manufacturing technology allows for cross-marketing of these energy related products and from a business strategy perspective provides some security against fluctuating markets or reliance on single product lines.

The importance of the use of high quality material in the construction of composite parts cannot be overstated. Of equal importance (with respect to wind power) is the quality and design of the generator itself. Currently China supplies 95% of rare earth magnets – the key component of turbine generators. We have already established relationships and have tested generator prototypes of high quality from China. We are positioned to benefit from superior supply lines of essential materials almost exclusively available offshore. This supply challenge is now a Company asset.

Our offices are located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

Joint Venture in China

On October 26, 2013, we entered into a Joint Venture Contract for Sino-Foreign Composites Company with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity. The joint venture is presently inactive.

Potential Customers

While the opportunity for our products is global in scope, the main initial thrust of the company will be towards sales in North America. Several reasons exist for this strategy.

We believe that of paramount importance is the manufacture and delivery of quality products in a consistent and businesslike manner. We will have management in place domestically to insure an efficient business model. Additionally, the primary designs and specifications for the turbine/solar power generation will come domestically from us. With regards to high tensile products for infrastructure, the design, chemistry and raw materials all have R&D history in the U.S. And with burgeoning opportunities existing for prototyping, field trials, testing and sales to domestic energy companies (i.e., oil & gas) the initial focus will be to North American customers.

For wind and solar power generation, the likely end users are the biggest promoters of green energy – the government. Obvious choices include municipalities, transit authorities and other government agencies. Private construction projects seeking LEED Certification (Leadership in Energy & Environmental Design) are also likely targets. The benefits of solar/wind powered LED (light emitting diodes) lights are beyond media green energy hype. The benefits to being off-grid include hundreds of dollars per light due to elimination of trenching, wiring and purchased electricity cost. Off-grid eliminates landscaping issues and the LED lights further save in yearly maintenance. Finally, and something surely government entities can understand, this green energy often qualifies for rebates and subsidies.

The requirement for toughened resin systems and high strength parts for wind & solar systems has uncovered extraordinary potential in US energy markets. Specifically, the high strength reinforcements combined with high temperature / high shear resin for use in oil and gas extraction is a tremendous opportunity. New technology in this industry has allowed for discovery of new and large fields of gas and oil. Much of these energy finds require deeper more sophisticated drilling and pumping and that is precisely where these new high temperature resistance, high strength and chemical resistant composites perform best (superior to existing technology).

Hydraulic fracturing (fracking), which is a method of extraction that is not new, but is now pressing pumpers to extreme limits, is a technology that is in search of higher performing tooling and equipment. We believe that we could be well positioned to deal with the current and future high growth rates forecast for this high margin domestic industry. Forbes Magazine reports (Schlumberger Fattens Margins With Enhanced Fracking Technology – 09/26/2012) that the company is counting on new technology to drive growth – fracking capacity grew last year at 42% and is forecast to rise again by 28% this year.

We believe that we are in a unique position to make use of its know-how in composites to bring to market sought after high-technology composite products for oil & gas extraction and to service wind & solar power generation products.

Our Operations

We are developing composite products for use in industries that require higher material properties than might be had from typical composite parts. Additionally, we are designing a small scale hybrid power source for low energy use.

In a priority project, we are currently near developmental completion of a high strength, high Tg (high temperature use) composite designed and intended to be used in the oil & gas industry. Intended for use in the exploration and production sector, we have manufactured nearly 5,000 feet of "sucker rod" used to be use in connection with the extraction of oil and gas from underground. The employed design uses proprietary resin systems that exceed typical temperature use limits of competing thermosetting systems. Additionally, utilizing higher tensile strength reinforcements, our parts can achieve higher operating loads, allowing for superior performance. New designs for mechanical joints in the rod string have also been completed. Significant testing has been completed on the final design (and will be continuing). We believe that the testing marks we have achieved to date are a result of the high performance materials and architecture of the product.

Our intended business operations will be to make use of our proprietary resin systems and unique composite architecture and apply that to other areas. With proof of concept via physical and field trial testing in hand, we will proceed to apply the proven benefits (see above) in other infrastructure projects. Two examples that are currently in the examination stage, include pultruded power poles suitable for supporting high voltage electrical transmission lines. Another early stage endeavor is second generation composite strength members for cable and conductor. As a replacement to more typical construction materials(e.g., steel, aluminum, concrete and even lower performing FRP) – we believe that our composite parts mix the benefits of strength, weight, corrosion resistance, non-conductivity and high temperature operation.

Another project in current development is a hybrid power generating system, incorporating both solar and wind power. Initially, we have purchased wind turbines and are in the process of combining them with solar panels. The first planned demonstration project will be to power street/parking lot lighting. The potential to independently operate off battery stored power, or to back-feed into the grid is possible. After vetting the POC prototypes, we intend to combine already-established supply chain lines for componentry with in-house manufactured composite elements (e.g., see power poles above). This hybrid power project gives us some business diversity, as well as a secondary market for our composite metrics.

A streamlined operation will initially support R&D and final development of both product lines (hybrid solar/wind power generation products & oil and gas pumping products and tooling). It is anticipated a facility of less than 10,000 SF for initial years' development, production and assembly will adequately suffice. Composite blade prototyping and production and then assembly with imported generators and solar panels would occupy approximately 4,000 SF of space. The method of manufacturing high strength lineal strength members (sucker rods and down-well tubes) is referred to as "pultrusion". This automated continuous process requires relatively little manpower, produces little waste and is considered the most efficient process in composite manufacturing. The initial machinery requirement would occupy a similar 4,000 SF. Within 2 years and upon completion of prototyping and early sales of both product lines, it will be our goal to expand domestically, as well as to consider foreign markets and lower cost manufacturing sites.

Marketing and Sales

We believe that consumer interest in green energy continues to grow. Finding viable uses that make sense on a sustainable business model will be a priority for FairWind Energy. Final development of hybrid wind/solar power supply will show a feasible low-cost, no direct subsidy product that can be taken to the consumer and light industrial market. "Becoming known" will be the marketing challenge. And to take this on will call for an aggressive presence at trade shows, well designed internet visibility and frequent participation in field trials. Equally important will be cultivating industry alliances and leveraging existing relationships.

The prove out for success in the oil and gas industry will be a combination of successful testing (lab and field trial) and strategically aligning with current successful and industry known operations. More focus on developing alliances and strategic partners will be the theme for growing the business. And more typical trade show, internet and media placement will also be utilized.

COMPETITION AND COMPETITIVE STRATEGY

Certainly competition exists in the market place for our product lines. The difference in our thrust will be that our products are technology driven and materially improved over earlier generation alternatives.

In the case of wind/solar lighting products, no domestic product has the established tie-in to direct sources of rare-earth magnets and quality low cost generators. The advanced blade design and high-tech material use will set the company apart from lesser quality poor designs. The package of low cost components / high-tech material and superior design is the bat to beat the competition with.

Specifically for down-hole pump products, such as, sucker rods, tubing, and fracking balls, we will have a strength, cost and survivability advantage over steel and first generation composite products. The depths that pumping equipment go to now almost preclude the use of steel (it does not have the strength to support its weight at these super long lengths). Capturing market share based on a superior product is the focus, but the capacity constraints of suppliers to the pumpers will enhance our position to a quicker entry and a larger presence.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We own three patents issued by the State Intellectual Property Office in China. The first patent (CN 102345406), related to composite poles is titled, "Poles for Supporting Electric Transmission Lines and a Method for Forming Such Poles is Provided" and expires July 18, 2030. The second patent (CN 202209068), related to composite material pole towers, is titled, "The Utility Model Discloses a Composite Material Pole Tower" and expires July 18, 2020. The third patent (CN 202111438), related to electrical transmission hardware, is titled, "Termination Hardware for Overhead Conductors" and expires February 3, 2022.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We incurred $28,328 in research and development costs for the fiscal year ended August 31, 2015.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Michael Winterhalter, along with Eric Krogius (directors and officers) and Martin Wang, are our only 3 employees. Mr. Winterhalter currently works full time on Company matters.

FACILITIES

We currently do not rent any real property or offices. Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

OUR EXECUTIVE OFFICES

Our executive offices are located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

ITEM 1A.	RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629. We believe that this space is adequate for our current needs. Our telephone number is (949) 438-0160.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since August 4, 2015, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets Group, Inc. under the stock symbol "FWDR". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended August 31, 2015	$0.75	$3.00

HOLDERS

As of August 31, 2015 the Company had 5,992,406 shares of common stock issued and outstanding held by approximately 36 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc. ("West Coast Stock Transfer"), whose address 721 N Vulcan Ave, Encinitas, CA 92024. West Coast Stock Transfer's telephone number is (619) 664-4780.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the year ended August 31, 2015, we generated revenues of $28,375. The revenues are derived from consulting services of $25,00 and sales of $3,375. For the year ended December 31, 2014, we did not generate any revenues.

For the year ended August 31, 2015, we incurred operating expenses of $201,465, consisting of professional fees of $29,824, research and development of $28,328, salary and wages of $107,052, and general and administrative expenses of $36,261. For the year ended August 31, 2014, we incurred operating expenses of $208,878, consisting of professional fees of $12,693, research and development of $61,747, salary and wages of $94,504, and general and administrative expenses of $39,934.

We incurred net losses of $175,126 and $208,878 for the year ended August 31, 2015 and 2014, respectively. The following table provides selected financial data about our company at August 31, 2015 and 2014.

Balance Sheet Data	August 31, 2015	August 31, 2014
Cash and Cash Equivalents	$13,195	$134,815
Total Assets	$13,195	$134,815
Total Liabilities	$7,370	$19,551
Shareholders' Equity	$10,151	$119,977

GOING CONCERN

To date the Company only generated nominal revenues and consequently has incurred recurring losses from operations. For the reporting period ended August 31, 2015, we raised a total of $65,300 from private and public offerings of our common stock, which are not sufficient to support our daily operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2015, we had a cash balance of $13,195, total current liabilities of approximately $7,370. Total expenditures over the next 12 months are expected to be approximately $350,000, in order to complete our 12-month plan of operation, more fully described in our Registration Statement of Securities and Exchange Commission ("SEC") Form S-1, as amended (File No. 333-194975; the Form S-1), declared effective by the SEC on January 12, 2015. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

FairWind Energy, Inc.

August 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FairWind Energy, Inc.

We have audited the accompanying balance sheets of FairWind Energy, Inc. (the "Company") as of August 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at August 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

December 15, 2015

FairWind Energy, Inc.

Balance Sheets

	August 31, 2015	August 31, 2014
Assets
Current Assets
Cash	$13,195	$134,815

Total current assets	13,195	134,815

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(396)	(198)

Computer equipment, net	932	1,130

Patent
Patent	3,814	3,814
Accumulated depreciation	(420)	(231)

Patent, net	3,394	3,583

Total asset	$17,521	$139,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$-	$5,741
Accrued expenses	5,052	-
Accrued payroll - officer	-	9,053
Payroll liabilities	2,318	4,757

Total current liabilities	7,370	19,551

Commitments and Contingent Liabilities

Stockholders' Equity

Preferred stock par value $0.001: 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 5,992,406 and 5,927,106 shares issued and outstanding, respectively	5,992	5,927
Additional paid-in capital	436,409	371,174
Accumulated deficit	(432,250)	(257,124)

Total stockholders' equity	10,151	119,977

Total liabilities and stockholders' equity	$17,521	$139,528

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Operations

	For Year	For Year
	Ended	Ended
	August 31, 2015	August 31, 2014

Revenue
Consulting services	$25,000	$-
Net sales	3,375	-

Total revenue	28,375	-

Costs of Goods Sold	2,036	-

Gross Margin	26,339	-

Operating Expenses
Professional fees	29,824	12,693
Research and development	28,328	61,747
Salary and wages - officers	107,052	94,504
General and administrative expenses	36,261	39,934

Total operating expenses	201,465	208,878

Loss before Income Tax Provision	(175,126)	(208,878)

Income Tax Provision	-	-

Net Loss	$(175,126)	$(208,878)

Earnings per share
-Basic and Diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding
-Basic and Diluted	5,959,507	5,490,110

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statement of Changes in Stockholders' Equity

For the year ended August 31, 2015 and 2014

	Common stock par value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, August 31, 2013	5,300,000	$5,300	$119,800	$(48,246)	$76,854

Issuance of common shares for cash at $0.40 per share on December 31, 2013	375,000	375	149,625		150,000

Issuance of common shares for cash at $0.95 per share on January 27, 2014	2,106	2	1,999		2,001

Issuance of common shares for cash at $0.40 per share on August 14, 2014	250,000	250	99,750		100,000

Net loss				(208,878)	(208,878)

Balance, August 31, 2014	5,927,106	5,927	371,174	(257,124)	119,977

Issuance of common shares for cash at $1.00 per share during February, 2015	38,300	38	38,262		38,300

Issuance of common shares for cash at $1.00 per share on March 27, 2015	25,000	25	24,975		25,000

Issuance of common shares for cash at $1.00 per share on April 13, 2015	2,000	2	1,998		2,000

Net loss				(175,126)	(175,126)

Balance, August 31, 2015	5,992,406	5,992	436,409	(432,250)	10,151

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For Year	For Year
	Ended	Ended
	August 31, 2015	August 31, 2014

Cash Flows from Operating Activities
Net loss	$(175,126)	$(208,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	198	198
Amortization expense	189	231
Changes in operating assets and liabilities:
Accounts payable	(5,741)	5,741
Accrued expenses	5,052	-
Accrued payroll - officer	(9,053)	4,053
Payroll liabilities	(2,439)	4,757

Net Cash Used in Operating Activities	(186,920)	(193,898)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,328)
Patent application costs	-	(3,814)

Net Cash Used in Investing Activities	-	(5,142)

Cash Flows from Financing Activities
Proceeds from sale of common shares	65,300	252,001

Net Cash Provided by Financing Activities	65,300	252,001

Net Change in Cash	(121,620)	52,961

Cash - beginning of reporting period	134,815	81,854

Cash - end of reporting period	$13,195	$134,815

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

August 31, 2015 and 2014

Notes to the Financial Statements

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-K and Article 8 of Regulation S-X. These financial statements should be read in conjunction with the notes herein.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable, accrued expenses and payroll liabilities approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Earnings per Share

Earnings per share ("EPS")is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially dilutive common shares outstanding for the year ended August 31, 2015 or 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09")

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14").

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2015, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Joint Venture is devoting all of its efforts on establishing the business but with minimal activities as of August 31, 2015 and for the reporting period then ended, the Company discontinued applying the equity method and the investment (and net advances) was reduced to zero. The Company did not guarantee obligations of the investee or otherwise commit to provide further financial support for the investee.

Note 5 – Computer Equipment

(i) Impairment Testing

The Company completed its annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at August 31, 2015.

(ii) Depreciation Expense

Depreciation expense was $198 each for the year ended August 31, 2015 and 2014.

Note 6 – Patent

The Company started its Chinese patent application process on May 7, 2013 and obtained the China patent on September 11, 2013. Patent application costs of $3,814, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 15 years from the date of grant of the patent.

(i) Impairment Testing

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at August 31, 2015.

(ii) Amortization Expense

Amortization expense was $189 and $231 for the year ended August 31, 2015 and 2014.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Directors, officers and significant stockholders

Michael Winterhalter	Chairman, CEO, significant stockholder and director	(i) Office space at no cost	(i) Cost is nominal.

Eric Krogius	Director	None.	Not applicable.

Robert Drust	Director	None.	Not applicable.

Bao Dong Han	Chairman, President and CEO of the Company's Chinese Joint Venture	None.	Not applicable.

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

Beginning January 2015, the employment agreement with the Director was modified wherein the Director henceforth is paid in equal monthly installments. The Director's last quarterly installment payment was issued during December 2014. Monthly installment payments commenced in January 2015.

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

On August 14, 2014, the Company entered into a stock subscription agreement with Mr. Bao Dong Han, an affiliate of the Company's Joint venture Partner, whereby the Company sold 250,000 shares of its common stock to Bao Dong Han, at $0.40 per share, for $100,000 in cash.

In February 2015, the Company sold a total of 38,300 shares to investors at $1.00 per share or $38,300 in cash.

On March 27, 2015, the Company sold 25,000 shares of common stock to one investor at $1.00 per share for $25,000.00.

On April 13, 2015, the Company sold 2,000 shares of common stock to two investors at $1.00 per share for $2,000.00.

Note 10 – Concentrations and Credit Risk

Customers and Credit Concentrations

Two customers accounted for all of the total revenue during the period ended August 31, 2015. A reduction in sales from or loss of such customers would have a material adverse effect on the Company's results of operations and financial condition.

Note 11 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At August 31, 2015, the Company had net operating loss ("NOL") carry–forwards for Federal income tax purposes of $432,250 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $146,965 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased by $59,543 and $71,018 for the reporting period ended August 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	August 31, 2015	August 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$146,965	$87,422

Less valuation allowance	(146,965)	(87,422)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the reporting period ended August 31, 2015	For the reporting period ended August 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss ("NOL") carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 12 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2015.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on that evaluation, completed only by Michael Winterhalter, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Winterhalter concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2015.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Lock-up and Leak-out Agreements

On June 22, 2015, 8 stockholders, including Michael Winterhalter, Eric Krogius and Robert Drust entered into Lock-up and Leak-out Agreements with the Company. Each into Lock-up and Leak-out Agreement provides that such stockholder will not, until January 12, 2016, offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of, directly or indirectly, any shares of the common stock of the Company (except for transfers to affiliated entities). Between January 12, 2016 and July 12, 2016, the aggregate number of shares that may be sold or otherwise transferred by any of the 8 stockholders shall not exceed (i) 10% of the average monthly trading volume for the common stock of the Company for any stockholder who is not an "affiliate" of the Company, and (ii) the maximum amount permitted under applicable law or regulation for any of the 8 stockholders who is an "affiliate" (as adjusted for any stock split, combination or the like) in any 90-day period provided that such maximum amount does not exceed the 10% limit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2015 are as follows:

Name	Age	Positions

Michael Winterhalter	55	President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors
Scott Thomas	53	Vice President, Secretary, and Director
Eric Krogius	55	Director
Robert Drust	55	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Michael Winterhalter

Michael Winterhalter, has served as our President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors since April 18, 2013. He also served as our Secretary from April 18, 2013 until June 2, 2013. Mr. Winterhalter has over 25 years' experience in the composites industry with notable tenures that include President of AmpStar, LLC (Harbor City, California), from November 2008 until July 2014. From June 2001 until January 2004, Mr. Winterhalter was employed at W. Brandt Goldsworthy & Associates in Los Angeles, where became Vice President of Business Development in January 2002. Since August 2008, he has been a member of Winter Composites, LLC. He holds 2 patents (with an additional 1 in pending status); one for design of high voltage overhead transmission conductors utilizing a high strength composite central strength member and another for a novel manufacturing method for composite power poles. Mr. Winterhalter graduated from the University of California, Santa Barbara and also served as a Congressional Intern in the US House of Representatives. Mr. Winterhalter's entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his experience in the composited industry, led to our conclusion that Mr. Winterhalter should be serving as a member of our Board of Directors in light of our business and structure.

Scott Thomas

Mr. Thomas has served as our Vice President, Secretary and a Director since June 2, 2013. Mr. Thomas has over 25 years' experience in industrial/technical sales and product development. Since August 1994, Mr. Thomas has been a Regional Director of Donaldson Company Inc., an S&P Midcap-400 corporation that specializes in engineered filtration products and 'green' solutions for industry. Mr. Thomas graduated from California Polytechnic State University (Cal Poly) San Luis Obispo. Mr. Thomas's sales experience led to our conclusion that Mr. Thomas should be serving as a member of our Board of Directors in light of our business and structure.

Eric Krogius

Mr. Krogius has served as a Director since June 2, 2013. Mr. Krogius has over 18 years' experience in the equity investment and securities industry. Mr. Krogius has been a Senior Vice President at Global Hunter Securities since July 2013. In the mid-1990s, he was Managing Director, Director of Trading for Roth Capital Partners. Most recently, he was a partner for Los Angeles-based Crowell Weedon and Company from January 2001 until May 2013. Prior to his securities career he owned and operated a string of retail stores in the Los Angeles area. Mr. Krogius graduated from the University of California Los Angeles. Mr. Krogius' background in the broker-dealer industry led to our conclusion that Mr. Thomas should be serving as a member of our Board of Directors in light of our business and structure.

Robert Drust

Mr. Drust has served as a Director since June 2, 2013. Mr. Drust has over 20 years' experience in the equity investment and trading industry. Mr. Drust has been a Senior Equity Trader at B. Riley & Co. since August 2013. Starting in the early 1990s, he worked at Wertheim Schroder, Prudential Securities and later at Wellington Management. Most recently, Mr. Drust was a partner at Crowell Weedon, where he was in charge of the Institutional Equity Trading Department and dealt with some of the largest Mutual funds and Hedge funds in the country, from November 2005 until June 2013. Mr. Drust graduated from Rider University and holds a MBA from Pepperdine.

Agreement with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd. to Designate a Director

On October 26, 2013, we verbally agreed with our Joint Venture Partner (Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd.) that it may designate 1 director of FairWind Energy upon completion of its agreed upon purchase of 950,000 shares. Our Joint Venture Partner has yet to designate a director of the Company.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four members, Scott Thomas and Robert Drust of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2015, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended Augustr 31, for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	2015	60,000	0	0	0	0	0	0	60,000
	2014	60,000	0	0	0	0	0	0	60,000
Scott Thomas (2)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal periods ended August 31, 2015 or through the date of filing of this prospectus. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended August 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Winterhalter (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Scott Thomas (2)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

EMPLOYMENT AGREEMENTS

Pursuant to a letter agreement dated April 30, 2014, by and between Michael Winterhalter and us, we pay Mr. Winterhalter $5,000 per month for serving as President of the Company until October 9, 2015. Under the terms of the Agreement, we paid Mr. Winterhalter retroactively for the performance of his duties as President beginning April 18, 2013, and we may unilaterally decide to not pay Winterhalter at any time without any liability or debt accruing to the Company.

Pursuant to a letter agreement dated April 30, 2014, by and between Eric Krogius and us, we pay Mr. Krogius $5,000 every three months for serving as a non-employee director of the Company until April 18, 2015. Under the terms of the Agreement, we paid Mr. Krogius retroactively for the performance of his duties as President beginning January 18, 2014, and we may unilaterally decide to not pay Krogius at any time without any liability or debt accruing to the Company.

Pursuant to an Employment Contract dated May 15, 2014, by and between Martin Wang and us, we pay Mr. Wang $5,000 per month for serving as Vice President of the Company until October 9, 2015. Under the terms of the Agreement, Mr. Wang has a probation period of six months and can terminated only for "just cause at common law," or "without just cause" if the Company provides Mr. Wang one month and two weeks' notice.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Thomas (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric Krogius (3)	18,333	-0-	-0-	-0-	-0-	-0-	18,333
Robert Drust (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.
(3)	Appointed Director on June 2, 2013.
(4)	Appointed Director on June 2, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,992,406 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Michael Winterhalter (3)	4,000,000	66.7%
Common Stock	Han Bao Dong	625.000	10.4%
Common Stock	Eric Krogius (4)	1,000,000	16.6%
Common Stock	Robert Drust (5)	187,500	3.1%
Common Stock	Scott Thomas (6)	-0-	*
All directors and executive officers as a group (4 persons)		5,187,500	91.5%

_________________

(1)	The percentages below are based on 5,992,406 shares of our common stock issued and outstanding as of the date of this report.
(2)	c/o FairWind Energy Inc., 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.
(3)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(4)	Appointed Director on June 2, 2013.
(5)	Appointed Director on June 2, 2013.
(6)	Appointed Vice President, Secretary and Director on June 2, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $13,500 and $6,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Association for Xingcheng SK Composite Co., Ltd. (1)
3.2	Bylaws (1)
10.1	Form of Lock-up and Leak-out Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRWIND ENERGY INC.
(Name of Registrant)

Dated: December 16, 2015	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President, Chief Executive Officer, Treasurer, and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: December 16, 2015	By:	/s/ Scott Thomas
	Name:	Scott Thomas
	Title:	Vice President, Secretary, and Director

Dated: December 16, 2015	By:	/s/ Eric Krogius
	Name:	Eric Krogius
	Title:	Director

Dated: December 16, 2015	By:	/s/ Robert Drust
	Name:	Robert Drust
	Title:	Director

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Association for Xingcheng SK Composite Co., Ltd. (1)
3.2	Bylaws (1)
10.1	Form of Lock-up and Leak-out Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

