Form 10-Q
period 2015-11-30
FairWind Energy Inc.
filed 2016-01-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of January 12, 2016, there were 5,992,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

November 30, 2015 and 2014

FairWind Energy, Inc.
Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)

Assets
Current Assets
Cash	$6,371	$13,195

Total current assets	6,371	13,195

Computer Equipment
Computer equipment	1,328	1,328
Accumulated amortization	(462)	(396)

Computer equipment, net	866	932

Patent
Patent	3,814	3,814
Accumulated depreciation	(483)	(420)

Patent, net	3,331	3,394

Total assets	$10,568	$17,521

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$-	$5,052
Payroll liabilities	766	2,318

Total current liabilities	766	7,370

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
5,992,406 shares issued and outstanding	5,992	5,992
Additional paid-in capital	436,409	436,409
Accumulated deficit	(432,599)	(432,250)

Total stockholders' equity	9,802	10,151

Total liabilities and stockholders' equity	$10,568	$17,521

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014

	(Unaudited)	(Unaudited)

Revenue	$15,000	$-

Operating Expenses
Professional fees	4,063	7,499
Research and development	748	3,420
Salary and wages - officers	7,177	37,596
General and administrative expenses	3,361	9,587

Total operating expenses	15,349	58,102

Loss before Income Tax Provision	(349)	(58,102)

Income Tax Provision	-	-

Net Loss	$(349)	$(58,102)

Earnings per share
-Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
-Basic and Diluted	5,992,406	5,927,106

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014

	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(349)	$(58,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	66	66
Amortization expense	63	63
Changes in operating assets and liabilities:
Accrued expenses	(5,052)	(5,741)
Accrued payroll - officer	-	(82)
Payroll liabilities	(1,552)	395

Net Cash Used in Operating Activities	(6,824)	(63,401)

Net Change in Cash	(6,824)	(63,401)

Cash - beginning of reporting period	13,195	134,815

Cash - end of reporting period	$6,371	$71,414

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

November 30, 2015 and 2014

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K.

Note 3 - Going Concern

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2015, a net loss and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 - Related Party Transactions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the "Company"), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2015 audited financial statements and related notes included in the Company's Form 10-K, as amended (File No. 000-55383; the "Form 10-K"), as filed with the Securities and Exchange Commission on December 16, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No substantial revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to November 30, 2015, we raised a total of $436,409 from private and public offerings of our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

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

Results of Operations

Three-Month Periods Ended November 30, 2015 and 2014

We recorded revenues of $15,000 for the three months ended November 30, 2015, all of which were derived from consulting services. We recorded no revenues for the three months ended November 30, 2014.

For the three months ending November 30, 2015, we incurred total operating expenses of $15,349, consisting of professional fees of $4,063, research and development costs of $748, salaries, wages and payroll taxes to officers of the Company of $7,177, and general and administrative expenses of $3,361.

By comparison, for the three months ending November 30, 2014, we incurred total operating expenses of $58,102, consisting of professional fees of $7,499, research and development costs of $3,420, salaries, wages and payroll taxes to officers of the Company of $37,596, and general and administrative expenses of $9,587.

Our net loss at November 30, 2015 was $349, as compared to our net loss of $58,102 at November 30, 2014.

Liquidity and Capital Resources

At November 30, 2015, we had a cash balance of $6,371, and our working capital balance is $5,605. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2015.

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

__________________

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: January 14, 2016	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

