Form 10-Q
period 2016-02-29
FairWind Energy Inc.
filed 2016-04-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

_____________________________________________________

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

As of March 29, 2016, there were 5,992,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 29, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.
Balance Sheets

	February 29, 2016	August 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$6,947	$13,195
Accounts receivable	-	-
Inventory	-	-
Prepayments and other current assets	-	-

Total current assets	6,947	13,195

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(528)	(396)

Computer equipment, net	800	932

Patent
Patent	3,814	3,814
Accumulated depreciation	(546)	(420)

Patent, net	3,268	3,394

Total assets	$11,015	$17,521

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$-	$5,053
Accrued payroll	-	-
Advances from customers	-	-
Advances from stockholder		-
Payroll liabilities	870	2,318
Sales tax payable	-	-

Total current liabilities	870	7,371

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 5,992,406 shares issued and outstanding	5,992	5,992
Additional paid-in capital	436,409	436,409
Accumulated deficit	(432,256)	(432,251)

Total stockholders' equity	10,145	10,150

Total liabilities and stockholders' equity	$11,015	$17,521

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended
	February 29, 2016	February 29, 2016	February 28, 2015	February 28, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$30,000	$15,000	$-	$-

Costs of Goods Sold	-	-	-	-

Gross Margin	30,000	15,000	-	-

Operating Expenses
Professional fees	12,624	8,561	15,659	8,160
Research and development	1,998	1,250	22,717	19,297
Salary and wages - officers	9,117	1,940	75,809	38,213
General and administrative expenses	6,266	2,905	20,618	11,031

Total operating expenses	30,005	14,656	134,803	76,701

Income (Loss) before Income Tax Provision	(5)	344	(134,803)	(76,701)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(5)	$344	$(134,803)	$(76,701)

Earnings per share - Basic and Diluted	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	5,992,406	5,992,406	5,961,395	5,957,295

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5)	$(134,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	132
Amortization expense	126	126
Changes in operating assets and liabilities:
Accrued expenses	(5,053)	(5,741)
Accrued payroll - officer	-	9,786
Payroll liabilities	(1,448)	(1,493)

Net Cash Used in Operating Activities	(6,248)	(131,993)

Cash Flows from Financing Activities
Proceeds from sale of common shares	-	38,300

Net Cash Used by Financing Activities	-	38,300

Net Change in Cash	(6,248)	(93,693)

Cash - beginning of reporting period	13,195	134,815

Cash - end of reporting period	$6,947	$41,122

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

February 29, 2016 and February 28, 2015
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

As reflected in the financial statements, the Company had an accumulated deficit at February 29, 2016, a net loss and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock Options Plan

In February 2016, the Board of Directors approved the 2016 Stock Options Plan ("Plan") that provides for the granting of stock options to certain key employees.  The Plan reserves 2,000,000 shares of common stock for this purpose. There is no provision for shares to be specifically granted to the CEO under his employment arrangement, either in the stock option plan or the employment agreement.  Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant.

Note 5 – Subsequent Events

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business & advise management of technology, products and services used in the oil and gas exploration and production.  This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years.

Stock Issuance

On March 14, 2016, the Company approved the sale of 20,000 shares of its common stock at $.001 per share to directors of the Company.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to February 29, 2016, we raised a total of $436,409 from private and public offerings of our common stock.

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

Results of Operations

Three-Month Periods Ended February 29, 2016 and February 28, 2015

We recorded revenues of $15,000 for the three months ended February 29, 2016, all of which were derived from consulting services. We recorded no revenues for the three months ended February 28, 2015.

For the three months ending February 29, 2016, we incurred total operating expenses of $14,656, consisting of professional fees of $8,561, research and development costs of $1,250, salaries and wages to officers of the Company of $1,940, and general and administrative expenses of $2,905.

By comparison, for the three months ending February 28, 2015, we incurred total operating expenses of $76,701, consisting of professional fees of $8,160, research and development costs of $19,297, salaries and wages to officers of the Company of $38,213, and general and administrative expenses of $11,031.

Our net income for the three months ended February 29, 2016 was $344, as compared to our net loss of $76,701 for the three months ended February 28, 2015.

Six-Month Periods Ended February 29, 2016 and February 28, 2015

We recorded revenues of $30,000 for the six months ended February 29, 2016, all of which were derived from consulting services. We recorded no revenues for the six months ended February 28, 2015.

For the six months ending February 29, 2016, we incurred total operating expenses of $30,005, consisting of professional fees of $12,624, research and development costs of $1,998, salaries and wages to officers of the Company of $9,117, and general and administrative expenses of $6,266.

By comparison, for the six months ending February 28, 2015, we incurred total operating expenses of $134,803, consisting of professional fees of $15,659, research and development costs of $22,717, salaries and wages to officers of the Company of $75,809, and general and administrative expenses of $20,618.

Our net loss for the six months ended February 29, 2016 was $5, as compared to our net loss of $134,803 at February 28, 2015.

Liquidity and Capital Resources

At February 29, 2016, we had a cash balance of $6,947, and our working capital balance is $6,077. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2016.

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
____________

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: April 14, 2016	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

