Form 10-Q
period 2016-05-31
FairWind Energy Inc.
filed 2016-07-20
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

________________________________________________________________

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

As of July 11, 2016, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

May 31, 2016 and May 31, 2015

FairWind Energy, Inc.
Balance Sheets

	May 31, 2016	August 31, 2015
	(Unaudited)

Assets
Current Assets
Cash	$1,294	$13,195

Total current assets	1,294	13,195

Computer Equipment
Computer equipment	1,328	1,328

Total property and equipment	1,328	1,328

Accumulated depreciation	(594)	(396)

Computer equipment, net	734	932

Patent
Patent	-	3,814
Accumulated depreciation	-	(420)

Patent, net	-	3,394

Total assets	$2,028	$17,521

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$-	$5,052
Payroll liabilities	702	2,318
Sales tax payable	180	-

Total current liabilities	882	7,370

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 6,017,406 and 5,992,406 shares issued and outstanding, respectively	6,017	5,992
Additional paid-in capital	606,814	436,409
Accumulated deficit	(611,685)	(432,250)

Total stockholders' equity	1,146	10,151

Total liabilities and stockholders' equity	$2,028	$17,521

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	May 31, 2016	May 31, 2016	May 31, 2015	May 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$42,250	$12,250	$11,125	$11,125

Costs of Goods Sold	1,357	1,357	679	679

Gross Margin	40,893	10,893	10,446	10,446

Operating Expenses
Professional fees	132,939	120,315	22,245	6,586
Research and development	3,692	1,694	22,817	100
Salary and wages - officers	57,681	48,564	85,020	9,211
General and administrative expenses	22,811	16,545	30,431	9,813

Total operating expenses	217,123	187,118	160,513	25,710

Loss from Operations	(176,230)	(176,225)	(150,067)	(15,264)

Other (Income) Expense
Loss on sale of interest in joint venture	3,205	3,205	-	-

Other (income) expense, net	3,205	3,205	-	-

Income (Loss) before Income Tax Provision	(179,435)	(179,430)	(150,067)	(15,264)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(179,435)	$(179,430)	$(150,067)	$(15,264)

Earnings per share
-Basic	$(0.03)	$(0.03)	$(0.03)	$(0.00)

-Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.00)

Weighted average common shares outstanding
-Basic	5,999,549	6,013,835	5,948,421	5,984,112

-Diluted	6,006,692	6,035,263	5,948,421	5,984,112

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(179,435)	$(150,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	198	198
Amortization expense	189	189
Loss on sale of interest in joint venture	3,205	-
Common shares issued for compensation and services	170,430	-
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued expenses	(5,052)	(5,741)
Accrued payroll - officer	-	(9,053)
Advances from customers	-	-
Payroll liabilities	(1,616)	(2,891)
Direct Deposit Liabilities	-	-
Sales tax payable	180	90

Net Cash Used in Operating Activities	(11,901)	(167,275)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common shares	-	65,300

Net Cash Provided by Financing Activities	-	65,300

Net Change in Cash	(11,901)	(101,975)

Cash - beginning of reporting period	13,195	134,815

Cash - end of reporting period	$1,294	$32,840

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

May 31, 2016

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

Note 2 -Significant and Critical Accounting Policies and Practices

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2016, a net loss and net cash used in operating activities for the nine months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Related Party Transactions

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

Note 5 – Equity

Stock Options Plan

In February 2016, the Board of Directors approved the 2016 Stock Options Plan ("Plan") that provides for the granting of stock options to certain key employees. The Plan reserves 2,000,000 shares of common stock for this purpose. There is no provision for shares to be specifically granted to the CEO under his employment arrangement, either in the stock option plan or the employment agreement. Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant. As of May 31, 2016 no options under this plan have been granted.

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business & advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of May 31, 2016, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in "Professional fees" in the accompanying statement of operations in the amount of $114,180.

The fair market value of stock warrants are determined using the Black-Scholes valuation model, and the company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities; the expected term of warrants granted are based on the original contractual term; and the risk-free interest rate is based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the warrant).

As of May 31, 2016, total unrecognized stock warrant cost related to unvested stock warrant awards remaining outstanding was $116,949 and is expected to vest through June 2017.

Stock Issuance

On March 14, 2016, the Company approved the grant of 20,000 shares of its common stock to directors of the Company as a stock bonus. Costs associated with the grant of these shares are included in "Salary and wages – officers" in the accompanying statement of operations in the amount of $45,000 as determined by the fair value of the common stock at date of grant.

On March 14, 2016, the Company approved the grant of 5,000 shares of its common stock as payment for website design services. Costs associated with the grant of these shares are included in "General and administrative expenses" in the accompanying statement of operations in the amount of $11,250 as determined by the fair value of the common stock at date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the "Company"), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2015 audited financial statements and related notes included in the Company's Form 10-K, as amended (File No. 000-55383; the "Form 10-K"), as filed with the Securities and Exchange Commission on December 16, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to May 31, 2016, we raised a total of $436,409 from private and public offerings of our common stock.

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

Results of Operations

Three-Month Periods Ended May 31, 2016 and 2015

We recorded revenues of $12,250 for the three months ended May 31, 2016, and revenues of $11,125 for the three months ended May 31,2015, all of which were derived from consulting services.

For the three months ending May 31, 2016, we incurred total operating expenses of $187,118, consisting of professional fees of $120,315, research and development costs of $1,694, salaries and wages to officers of the Company of $48,564, and general and administrative expenses of $16,545.

By comparison, for the three months ending May 31, 2015, we incurred total operating expenses of $25,710, consisting of professional fees of $6,586, research and development costs of $100, salaries and wages to officers of the Company of $9,211, and general and administrative expenses of $9,813.

Nine-Month Periods Ended May 31, 2016 and 2015

We recorded revenues of $42,250 and $11,125 for the nine months ended May 31, 2016 and 2015, respectively, all of which were derived from consulting services.

For the nine months ending May 31, 2016, we incurred total operating expenses of $217,123, consisting of professional fees of $132,939, research and development costs of $3,692, salaries and wages to officers of the Company of $57,681, and general and administrative expenses of $22,811.

By comparison, for the nine months ending May 31, 2015, we incurred total operating expenses of $160,513, consisting of professional fees of $22,245, research and development costs of $22,817, salaries and wages to officers of the Company of $85,020, and general and administrative expenses of $30,431.

Our net loss for the nine months ended May 31, 2016 was $179,435, as compared to our net loss of $150,067 for the nine months ended May 31, 2015.

Liquidity and Capital Resources

At May 31, 2016, we had a cash balance of $1,294, and our working capital balance is $412. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2016.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plai.jpg or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: July 20, 2016	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

