Form 10-K
period 2016-08-31
FairWind Energy Inc.
filed 2016-12-12
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

_________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 29, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $731,250. At November 14, 2016, there were 6,017,406 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FAIRWIND ENERGY INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of FairWind Energy Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “FairWind Energy”, “we”, “us,” or “our” are to FairWind Energy Inc.

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

We had revenues of $43,143 and $28,375 for the fiscal years ended August 31, 2016 and 2015, respectively. Such revenues were primarily from consulting services, but also nominal materials sales. At August 31, 2016, our total current assets were $619, consisting solely of cash, and our total current liabilities were $3,689. Our net loss for the fiscal year ended August 31, 2016 was $295,637.

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

Our offices are located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

Joint Venture in China

On October 26, 2013, we entered into a Joint Venture Contract for Sino-Foreign Composites Company with Xingcheng Haibao Advanced Materials Industrial Park Co., Ltd., a Chinese entity. During the fiscal year ended August 31, 2016, we sold our interest in the joint venture for $3,205 because joint venture was inactive and we did not expect any operations from the joint venture in the future.

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

Our Operations

We are an early stage company developing composite products for use in industries that require higher material properties than might be had from typical composite parts. Additionally, we are designing a small scale hybrid power source for low energy use.

In a priority project, we are currently near developmental completion of a high strength, high Tg (high temperature use) composite designed and intended to be used in the oil & gas industry. Intended for use in the exploration and production sector, we have manufactured nearly 5,000 feet of “sucker rod” used to be use in connection with the extraction of oil and gas from underground. The employed design uses proprietary resin systems that exceed typical temperature use limits of competing thermosetting systems. Additionally, utilizing higher tensile strength reinforcements, our parts can achieve higher operating loads, allowing for superior performance. New designs for mechanical joints in the rod string have also been completed. Significant testing has been completed on the final design (and will be continuing). We believe that the testing marks we have achieved to date are a result of the high performance materials and architecture of the product.

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

A streamlined operation will initially support R&D and final development of both product lines (hybrid solar/wind power generation products & oil and gas pumping products and tooling). It is anticipated a facility of less than 10,000 SF for initial years’ development, production and assembly will adequately suffice. Composite blade prototyping and production and then assembly with imported generators and solar panels would occupy approximately 4,000 SF of space. The method of manufacturing high strength lineal strength members (sucker rods and down-well tubes) is referred to as “pultrusion”. This automated continuous process requires relatively little manpower, produces little waste and is considered the most efficient process in composite manufacturing. The initial machinery requirement would occupy a similar 4,000 SF. Within 2 years and upon completion of prototyping and early sales of both product lines, it will be our goal to expand domestically, as well as to consider foreign markets and lower cost manufacturing sites.

Marketing and Sales

We believe that consumer interest in green energy continues to grow. Finding viable uses that make sense on a sustainable business model will be a priority for FairWind Energy. Final development of hybrid wind/solar power supply will show a feasible low-cost, no direct subsidy product that can be taken to the consumer and light industrial market. “Becoming known” will be the marketing challenge. And to take this on will call for an aggressive presence at trade shows, well designed internet visibility and frequent participation in field trials. Equally important will be cultivating industry alliances and leveraging existing relationships.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We own three patents issued by the State Intellectual Property Office in China. The first patent (CN 102345406), related to composite poles is titled, “Poles for Supporting Electric Transmission Lines and a Method for Forming Such Poles is Provided” and expires July 18, 2030. The second patent (CN 202209068), related to composite material pole towers, is titled, “The Utility Model Discloses a Composite Material Pole Tower” and expires July 18, 2020. The third patent (CN 202111438), related to electrical transmission hardware, is titled, “Termination Hardware for Overhead Conductors” and expires February 3, 2022.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We incurred $3,692 and $28,328 in research and development costs for the fiscal years ended August 31, 2016 and 2015, respectively.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Michael Winterhalter and Eric Krogius (directors and officers), are our only 2 employees. Mr. Winterhalter currently works full time on Company matters.

FACILITIES

We currently do not rent any real property or offices. Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

OUR EXECUTIVE OFFICES

Our executive offices are located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629. We believe that this space is adequate for our current needs. Our telephone number is (949) 933-5411.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since August 4, 2015, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets Group, Inc. under the stock symbol “FWDR”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

August 31, 2016	1.75	1.75
May 31, 2016	1.75	1.75
February 29, 2016	2.25	2.25
August 31, 2015	1.40	1.40

HOLDERS

As of August 31, 2016 the Company had 6,017,406 shares of common stock issued and outstanding held by approximately 40 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc. (“West Coast Stock Transfer”), whose address 721 N. Vulcan Ave, Encinitas, California 92024. West Coast Stock Transfer’s telephone number is (619) 664-4780.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the year ended August 31, 2016, we generated revenues of $43,143. The revenues are derived from consulting services of $40,000 and sales of materials for $3,143.

For the year ended August 31, 2015, we generated revenues of $28,375. The revenues are derived from consulting services of $25,000 and sales of materials for $3,375.

For the year ended August 31, 2016, we incurred operating expenses of $334,218 consisting of professional fees of $177,797, research and development of $3,692, salary and wages of $129,718, and general and administrative expenses of $23,011. By way of comparison, for the year ended August 31, 2015, we incurred operating expenses of $201,465, consisting of professional fees of $29,824, research and development of $28,328, salary and wages of $107,052, and general and administrative expenses of $36,261.

We incurred net losses of $295,637 and $175,126 for the years ended August 31, 2016 and 2015, respectively. The following table provides selected financial data about our company at August 31, 2016 and 2015.

Balance Sheet Data	August 31, 2016	August 31, 2015
Cash and Cash Equivalents	$619	$13,195
Total Assets	$1,287	$17,521
Total Liabilities	$3,689	$7,370
Shareholders’ Equity (Deficit)	$(2,402)	$10,151

GOING CONCERN

To date the Company only generated nominal revenues and consequently has incurred recurring losses from operations. We do not have sufficient funds to support our daily operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2016, we had a cash balance of $619, total current liabilities of approximately $3,689. Total expenditures over the next 12 months are expected to be approximately $350,000, in order to complete our 12-month plan of operation, more fully described in the paragraph below. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are involved in the design, engineering and manufacturing of composite products. The initial thrust of our business will be to supply products to the oil and gas industry. These products will include upstream production products such as sucker rods, fracking plugs, casings and other products where high temperature resistance, chemical resistance and a low weight to strength ratio products offer advantages to traditional materials (e.g., steel). If we are able to supply products to the oil and gas industry, then we plan to continue the development and sales of wind and solar hybrid energy systems. These systems also benefit from the use of higher performance materials (composites) and we will intend to incorporate them in product design and development.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

FairWind Energy, Inc.

August 31, 2016 and August 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FairWind Energy, Inc.

We have audited the accompanying balance sheets of FairWind Energy, Inc. (the “Company”) as of August 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FairWind Energy, Inc. as of August 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered recurring losses from operations and has an accumulated deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

December 12, 2016

FairWind Energy, Inc.

Balance Sheets

	August 31, 2016	August 31, 2015
Assets
Current Assets
Cash	$619	$13,195
Total current assets	619	13,195

Computer Equipment
Computer equipment	1,328	1,328
Total property and equipment	1,328	1,328

Accumulated depreciation	(660)	(396)

Computer equipment, net	668	932

Patent
Patent	-	3,814
Accumulated depreciation	-	(420)

Patent, net	-	3,394

Total assets	$1,287	$17,521

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,798	$-
Accrued expenses	891	7,370
Total current liabilities	3,689	7,370

Commitments and Contingencies

Liabilities and Stockholders' Equity (Deficit)
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
6,017,406 and 5,992,406 shares issued and outstanding, respectively	6,017	5,992
Additional paid-in capital	719,468	436,409
Accumulated deficit	(727,887)	(432,250)

Total stockholders' equity (Deficit)	(2,402)	10,151

Total liabilities and stockholders' equity (Deficit)	$1,287	$17,521

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	August 31, 2016	August 31, 2015

Revenue
Consulting services	$40,000	$25,000
Material sales	3,143	3,375
Total revenue	43,143	28,375

Costs of Goods Sold	1,357	2,036

Gross Margin	41,786	26,339

Operating Expenses
Professional fees	177,797	29,824
Research and development	3,692	28,328
Salary and wages - officers	129,718	107,052
General and administrative expenses	23,011	36,261
Total operating expenses	334,218	201,465

Loss from Operations	(292,432)	(175,126)

Other (Income) Expense
Loss on sale of interest in joint venture	3,205	-
Other (income) expense, net	3,205	-

Income (Loss) before Income Tax Provision	(295,637)	(175,126)

Income Tax Provision	-	-

Net Income (Loss)	$(295,637)	$(175,126)

Earnings per share
- Basic	$(0.05)	$(0.03)
- Diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding
- Basic	6,019,940	5,959,507
- Diluted	6,019,940	5,959,507

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Changes in Stockholders' Equity (Deficit)
For the years ended August 31, 2016 and 2015

	Common stock par value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, August 31, 2014	5,927,106	5,927	371,174	(257,124)	119,977

Issuance of common stock for cash	38,300	38	38,262		38,300
at $1.00 per share during February, 2015

Issuance of common stock for cash	25,000	25	24,975		25,000
at $1.00 per share on March 27, 2015

Issuance of common stock for cash	2,000	2	1,998		2,000
at $1.00 per share on April 13, 2015

Net Loss				(175,126)	(175,126)

Balance, August 31, 2015	5,992,406	5,992	436,409	(432,250)	10,151

Grant of common stock for services rendered	25,000	25	56,225		56,250

Warrant expense			155,166		155,166

Contribution to capital			71,668		71,668

Net Loss				(295,637)	(295,637)

Balance, August 31, 2016	6,017,406	$6,017	$719,468	$(727,887)	$(2,402)

See accompanying notes to the financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	August 31, 2016	August 31, 2015

Cash Flows from Operating Activities
Net loss	$(295,637)	$(175,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	264	198
Amortization expense	189	189
Loss of Sale of joint venture interest	3,205	-
Common shares issued for services and warrant expense	211,416	-
Contribution to capital	71,668	-
Changes in operating assets and liabilities:
Accounts payable	2,798	(5,741)
Accrued expenses	(6,479)	(6,440)

Net Cash Used in Operating Activities	(12,576)	(186,920)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common shares	-	65,300

Net Cash Used by Financing Activities	-	65,300

Net Change in Cash	(12,576)	(121,620)

Cash - beginning of reporting period	13,195	134,815

Cash - end of reporting period	$619	$13,195

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

FairWind Energy, Inc.

August 31, 2016 and 2015

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

On March 13, 2016, the Company terminated involvement in the Joint Venture Contract through board resolution. As part of the termination the Company transferred the patents held to the Joint Venture. As part of the termination the Company recognized a loss of $3,205.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable, accrued expenses, and payroll liabilities approximate their fair values because of the short maturity of these instruments.

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

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but not limited to the following: a. Representation on the board of directors, b. Participation in policy-making processes, c. Material intra-entity transactions, d. Interchange of managerial personnel, and e. Technological dependency. Pursuant to paragraph 323-10-15-8 an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

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

Patents

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patents. For acquired patents the Company records the costs to acquire patents as patents and amortizes the patent acquisition costs over their remaining legal lives, or estimated useful lives, or the term of the contracts, whichever is shorter. For internally developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expensed if the patent application is rejected. The Company amortizes the internally developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred.

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

Earnings per Share

Earnings per share ("EPS") are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially dilutive common shares for the years ended August 31, 2016 and 2015. These shares relate to the consulting agreement discussed in Note 8.

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

Stock-Based Payments

The Company recognizes all employee stock-based payments as a cost in the financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value for stock options using the Block-Scholes option pricing model.

To determine the fair value of stock warrants granted during the year ended August 31, 2016, the Company used the Black-Scholes option pricing model and the following weighted average assumptions.

Related Parties	August 31, 2016

Risk-free interest rate	0.71% - 1.15%

Expected Dividend yield	-%

Expected lives (years)	2.83 – 3.00

Volatility	99.61%

The risk-free interest rate used is based on the implied yield on Treasury Constant Maturies with a remaining term equal to the expected term of the stock option. The expected dividend yield is zero as the Company has not paid cash dividends in the past and has no expectation of paying dividends in the foreseeable future. The expected volatility is calculated based on historical pattern of fluctuations in the common stock price. The Company determined the initial expected life based on the simplified method. The simplified method was used because the Company does not yet have enough history to establish an expected term based on actual forfeitures to date.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2016, a net loss, and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Joint Venture is devoting all of its efforts on establishing the business but with minimal activities as of March 14, 2016, the date of termination of the Joint Venture Contract, and for the reporting period then ended, the Company discontinued applying the equity method and the investment (and net advances) was reduced to zero. The Company did not guarantee obligations of the investee or otherwise commit to provide further financial support for the investee.

Note 5 – Patent

The Company started its Chinese patent application process on May 7, 2013 and obtained the China patent on September 11, 2013. Patent application costs of $3,814, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 15 years from the date of grant of the patent.

(i) Transfer of Patent

As part of the termination of the Joint Venture Contract on March 14, 2016, all patents held by the Company were transferred to the Joint Venture, and a loss of $3,205 was recorded during the year ended August 31, 2016.

(ii) Amortization Expense

Amortization expense was $189 for the years ended August 31, 2016 and 2015.

Note 6 – Related Party Transactions

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

Note 7 – Commitments and contingent liabilities

Employment Agreements

Employment Agreement – Michael Winterhalter, CEO

On April 30, 2014, the Company entered into an employment agreement with Michael Winterhalter ("the Employee"). Key terms of the agreement are as follows:

Term

The employment of the Employee shall commence on and continue for an indefinite term until terminated in accordance with the provisions of the agreement.

Compensation

In consideration of the services to be provided the Employee, during the term of his employment, shall be paid a base salary of $60,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2016, $5,000 in payments have been made. The Company and the Employee collectively waived payment above in the amount of $55,000 for the year ended August 31, 2016. Waived compensation expense (see Note 8) is included in payroll expense in the accompanying Statement of Operations.

Termination

Subsequent to completion of the probationary term of employment, the Employer may terminate the employment of the Employee at any time:

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

Employment Agreement – Martin Wang, Vice President

On May 15, 2014, the Company entered into an employment agreement with Martin Wang ("Vice President") with the same terms and conditions of the Employment Agreement with Michael Winterhalter. During December 2014, the Vice President was paid half of the monthly salary amount and future payments were suspended. This payment and the suspending of future payments was agreed upon between the Company and the Vice President. After the sale of the joint venture, Martin Wang's contract was terminated with an option to update.

Employment Agreement – Eric Krogius, Director

On April 30, 2014, the Company entered into an employment agreement with Eric Krogius ("the Director") with the same terms and conditions of the Employment Agreement with Michael Winterhalter except the following:

Compensation

In consideration of the services to be provided, the Director, during the term of his employment, shall be paid a base salary of $20,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Director is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2016, $3,332 in payments have been made. The Company and the Director collectively waived payment above this amount during the year ended August 31, 2016. The Company and the Director collectively waived payment above in the amount of $16,668 for the year ended August 31, 2016. Waived compensation expense (see Note 8) is included in payroll expense in the accompanying Statement of Operations.

Note 8 – Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Twenty Five Million (25,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Fifty Million (50,000,000) shares shall be Common Stock, par value $0.001 per share.

Stock Options Plan

In February 2016, the Board of Directors approved the 2016 Stock Options Plan ("Plan") that provides for the granting of stock options to certain key employees. The Plan reserves 2,000,000 shares of common stock for this purpose. There is no provision for shares to be specifically granted to the CEO under his employment arrangement, either in the stock option plan or the employment agreement. Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant. As of August 31, 2016 no options under this plan have been granted.

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business & advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company common stock. The cost of these benefits, including commissions, is estimated at $250,000 over 2 years. No expense related to commissions was recorded during the year ended August 31, 2016 as the cost is contingent on future sales. As of August 31, 2016, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in “Professional fees” in the accompanying statement of operations in the amount of $162,310. Of the 125,000 warrants issued, 50,000 are exercisable as of August 31, 2016.

The fair market value of stock warrants is determined using the Black-Scholes valuation model, and the company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities; the expected term of warrants granted are based on the original contractual term; and the risk-free interest rate is based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the warrant).

As of August 31, 2016, total unrecognized stock warrant cost related to unvested stock warrant awards remaining outstanding was $72,391 and is expected to vest through June 2017.

Stock Issuance

On March 14, 2016, the Company approved the grant of 20,000 shares of its common stock to directors of the Company as a stock bonus. Costs associated with the grant of these shares are included in “Salary and wages – officers” in the accompanying statement of operations in the amount of $45,000 as determined by the fair value of the common stock at date of grant.

On March 14, 2016, the Company approved the grant of 5,000 shares of its common stock as payment for website design services. Costs associated with the grant of these shares are included in “General and administrative expenses” in the accompanying statement of operations in the amount of $11,250 as determined by the fair value of the common stock at date of grant.

Waived Compensation

The Employee waived compensation for the year ended August 31, 2016 that totaled $55,000 which is included in the accompanying Statements of Changes in Stockholders’ Equity (Deficit) as a contribution to capital. The Director waived compensation for the year ended August 31, 2016 that totaled $16,668 which is included in the accompanying Statements of Changes in Stockholders’ Equity (Deficit) as a contribution to capital.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Two customers accounted for all of the total revenue during the period ended August 31, 2016. A reduction in sales from or loss of such customers would have a material adverse effect on the Company's results of operations and financial condition.

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At August 31, 2016, the Company had net operating loss ("NOL") carry–forwards for Federal income tax purposes of $727,885 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $247,481 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased by $100,516 and $59,543 for the years ended August 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

	August 31, 2016	August 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$247,481	$146,965

Less valuation allowance	(247,481)	(146,965)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of loss before income taxes is as follows:

	For the year ended August 31, 2016	For the year ended August 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss ("NOL") carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Event

The Company issued a note receivable on September 28, 2016 for the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,200.

The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, the Company's chief executive officer's father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The option to convert is based on the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The option to convert is based on the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Michael Winterhalter, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Winterhalter concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2016.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2016 are as follows:

Name	Age	Positions

Michael Winterhalter	56	President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors
Scott Thomas	54	Vice President, Secretary, and Director
Eric Krogius	56	Director
Robert Drust	56	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Michael Winterhalter

Michael Winterhalter, has served as our President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors since April 18, 2013. He also served as our Secretary from April 18, 2013 until June 2, 2013. Mr. Winterhalter has over 25 years’ experience in the composites industry with notable tenures that include President of AmpStar, LLC (Harbor City, California), from November 2008 until July 2014. From June 2001 until January 2004, Mr. Winterhalter was employed at W. Brandt Goldsworthy & Associates in Los Angeles, where became Vice President of Business Development in January 2002. Since August 2008, he has been a member of Winter Composites, LLC. He holds 2 patents (with an additional 1 in pending status); one for design of high voltage overhead transmission conductors utilizing a high strength composite central strength member and another for a novel manufacturing method for composite power poles. Mr. Winterhalter graduated from the University of California, Santa Barbara and also served as a Congressional Intern in the US House of Representatives. Mr. Winterhalter’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his experience in the composited industry, led to our conclusion that Mr. Winterhalter should be serving as a member of our Board of Directors in light of our business and structure.

Scott Thomas

Mr. Thomas has served as our Vice President, Secretary and a Director since June 2, 2013. Mr. Thomas has over 25 years’ experience in industrial/technical sales and product development. Since August 1994, Mr. Thomas has been a Regional Director of Donaldson Company Inc., an S&P Midcap-400 corporation that specializes in engineered filtration products and ‘green’ solutions for industry. Mr. Thomas graduated from California Polytechnic State University (Cal Poly) San Luis Obispo. Mr. Thomas’s sales experience led to our conclusion that Mr. Thomas should be serving as a member of our Board of Directors in light of our business and structure.

Eric Krogius

Mr. Krogius has served as a Director since June 2, 2013. Mr. Krogius has over 18 years’ experience in the equity investment and securities industry. Mr. Krogius has been a Senior Vice President at Global Hunter Securities since July 2013. In the mid-1990s, he was Managing Director, Director of Trading for Roth Capital Partners. Most recently, he was a partner for Los Angeles-based Crowell Weedon and Company from January 2001 until May 2013. Prior to his securities career he owned and operated a string of retail stores in the Los Angeles area. Mr. Krogius graduated from the University of California Los Angeles. Mr. Krogius’ background in the broker-dealer industry led to our conclusion that Mr. Thomas should be serving as a member of our Board of Directors in light of our business and structure.

Robert Drust

Mr. Drust has served as a Director since June 2, 2013. Mr. Drust has over 20 years’ experience in the equity investment and trading industry. Mr. Drust has been a Senior Equity Trader at B. Riley & Co. since August 2013. Starting in the early 1990s, he worked at Wertheim Schroder, Prudential Securities and later at Wellington Management. Most recently, Mr. Drust was a partner at Crowell Weedon, where he was in charge of the Institutional Equity Trading Department and dealt with some of the largest Mutual funds and Hedge funds in the country, from November 2005 until June 2013. Mr. Drust graduated from Rider University and holds a MBA from Pepperdine.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four members, Scott Thomas and Robert Drust of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2016, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended August 31, for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	2016	5,000	3,000	0	0	0	0	0	8,000
	2015	60,000	0	0	0	0	0	0	60,000

Scott Thomas (2)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended August 31, 2016:

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

________________

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	-0-	11,250	-0-	-0-	-0-	-0-	11,250
Scott Thomas (2)	-0-	11,250	-0-	-0-	-0-	-0-	11,250
Eric Krogius (3)	-0-	11,250	-0-	-0-	-0-	-0-	11,250
Robert Drust (4)	-0-	11,250	-0-	-0-	-0-	-0-	11,250

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.
(3)	Appointed Director on June 2, 2013.
(4)	Appointed Director on June 2, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,017,406 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Michael Winterhalter (3)	3,915,000	66.0%
Common Stock	Han Bao Dong	625,000	10.3%
Common Stock	Eric Krogius (4)	925,000	15.3%
Common Stock	Robert Drust (5)	192,500	3.1%
Common Stock	Scott Thomas (6)	5,000	*
All directors and executive officers as a group (4 persons)		5,187,500	91.5%
______________

(1)	The percentages below are based on 6,017,406 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o FairWind Energy Inc., 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.
(3)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(4)	Appointed Director on June 2, 2013.
(5)	Appointed Director on June 2, 2013.
(6)	Appointed Vice President, Secretary and Director on June 2, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2016 and 2015, the total fees charged to the company for audit services, including quarterly reviews were $16,000 and $13,500, total fees charged for tax services and other services were $0 and $0, respectively.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: December 12, 2016	By:	/s/ Michael Winterhalter
	Name	Michael Winterhalter
	Title:	President, Chief Executive Officer, Treasurer, and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: December 12, 2016	By:	/s/ Scott Thomas
	Name:	Scott Thomas
	Title:	Vice President, Secretary, and Director

Dated: December 12, 2016	By:	/s/ Eric Krogius
	Name:	Eric Krogius
	Title:	Director

Dated: December 12, 2016	By:	/s/ Robert Drust
	Name:	Robert Drust
	Title:	Director

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Association for Xingcheng SK Composite Co., Ltd. (1)
3.2	Bylaws (1)
10.1	Form of Lock-up and Leak-out Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

