Form 10-Q
period 2016-11-30
FairWind Energy Inc.
filed 2017-01-23
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

___________________________________________________________

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

As of January 19, 2017, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

3

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

Fair Wind Energy, Inc.

November 30, 2016 and November 31, 2015

Fair Wind Energy, Inc.

Balance Sheets

	November 30, 2016	August 31, 2016
	(Unaudited)

Assets
Current Assets
Cash	$15,115	$619

Total current assets	15,115	619

Note Receivable
Note receivable	10,000	-

Computer Equipment
Computer equipment	1,328	1,328

Total property and equipment	1,328	1,328

Accumulated depreciation	(726)	(660)

Computer equipment, net	602	668

Total assets	$25,717	$1,287

Liabilities and Stockholders' (Deficit)
Current Liabilities
Derivative liability	$155,335	$-
Accounts payable	1,859	2,798
Accrued expenses	891	891
Total current liabilities	158,085	3,689

Long Term Liabilities
Convertible note payable, net	8,688	-
Convertible note payable, net - related party	6,933	-
Total long term liabilities	15,621	-

Commitments and Contingencies

Liabilities and Stockholders' (Deficit)
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 6,017,406 and 5,992,406 shares issued and outstanding, respectively	6,017	6,017
Additional paid-in capital	704,123	719,468
Accumulated deficit	(858,129)	(727,887)

Total stockholders' (Deficit)	(147,989)	(2,402)

Total liabilities and stockholders' (Deficit)	$25,717	$1,287

See accompanying notes to the unaudited financial statements.

Fair Wind Energy, Inc.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2016	November 30, 2015

Revenue
Consulting services	$-	$15,000

Operating Expenses
Professional fees	63,805	4,063
Research and development	-	748
Salary and wages - officers	20,053	7,177
General and administrative expenses	7,922	3,361

Total operating expenses	91,780	15,349

Loss from Operations	(91,780)	(349)

Other (Income) Expense
Gain (loss) on fair value of derivative instruments	36,652	-
Amortization of derivative discount	1,811	-

Other (income) expense, net	38,463	-

Loss before Income Tax Provision	(130,243)	(349)

Income Tax Provision	-	-

Net Loss	$(130,243)	$(349)

Loss per share
- Basic	$(0.02)	$(0.00)

- Diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
- Basic	6,017,406	5,992,406

- Diluted	6,067,406	5,992,406

See accompanying notes to the unaudited financial statements.

Fair Wind Energy, Inc.

Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2016	November 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(130,243)	$(349)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	36,652	-
Depreciation expense	66	66
Amortization expense	-	63
Amortization of discount on derivative liabilities	1,811	-
Warrant expense	52,149	-
Contribution to capital	20,000	-
Changes in operating assets and liabilities:
Accounts payable	(939)	-
Accrued expenses	-	(6,604)

Net Cash Used in Operating Activities	(20,504)	(6,824)

Cash Flows from Investing Activities
Note receivable	(10,000)

Net Cash Used in Investing Activities	(10,000)	-

Cash Flows from Financing Activities
Proceeds from notes payable	45,000

Net Cash Provided by Financing Activities	45,000	-

Net Change in Cash	14,496	(6,824)

Cash - beginning of reporting period	619	13,195

Cash - end of reporting period	$15,115	$6,371

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclassification of tainted warrants to derivative liabilty	$87,493	$-
Recognition of derivative discount	$31,190	$-

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

November 30, 2016

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked- to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants have been treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

These derivative instruments did not trade in an active securities market. The Company used Black Scholes option pricing model to value derivative liabilities. This model used Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Note 3 - Going Concern

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2016, a net loss, and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Convertible Note Payable

The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, Michael Winterhalter’s father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

Related party convertible note payable is presented net of a derivative discount of $13,067 on the accompanying balance sheets. The derivative liability related to related party convertible notes payable as of November 30, 2016 was $13,705 and is presented as part of “Derivative liability” on the accompanying balance sheets. The decrease in fair value of the derivative liability of the related party convertible note payable for the period ending November 30, 2016 was $227 and is included in “Gain (loss) on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on related party convertible note payable was $865 for the period ending November 30, 2016 and is included in “Amortization of derivative discount” in the accompanying statements of operations.

Note 5 - Equity

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business & advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of November 30, 2016, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in "Professional fees" in the accompanying statements of operations in the amount of $52,149 for the three months ended November 30, 2016.

The fair market value of stock warrants is determined using the Black-Scholes valuation model, and the company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatility of the Company’s common stock; the expected term of warrants granted are based on the original contractual term; and the risk-free interest rate is based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the warrant).

As of November 30, 2016, total unrecognized stock warrant cost related to unvested stock warrant awards remaining outstanding was $76,493 and is expected to be recognized through June 2017. As of November 30, 2016, 50,000 warrants were exercisable.

During the period ending November 30, 2016 $87,493 of previously recognized expense was reclassified from equity to a derivative liability related to outstanding fully-vested common stock warrants. The derivative liability related to tainted warrants as of November 30, 2016 was $124,952 and is presented as part of “Derivative liability” on the accompanying balance sheets. The increase in the fair value of the derivative liabilities generated by tainted warrants for the period ending November 30, 2016 was $37,459 and are included in “Gain (loss) on fair value of derivative instruments” in the accompanying statements of operations.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $15,000 for the quarter ended November 30, 2016. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $5,000 for the quarter ended November 30, 2016. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

Note 6 - Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,200. Subsequent to the balance sheet date, Black Diamond entered an agreement to sell their business. Payment from Black Diamond Bits, LLC. will be included in the net settlement of the acquisition, and is expected to be remitted in March when the sale is closed.

The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

Convertible note payable is presented net of a derivative discount of $16,312 on the accompanying balance sheets. The derivative liability related to convertible notes payable as of November 30, 2016 was $16,678 and is presented as part of “Derivative liability” on the accompanying balance sheets. The decrease in fair value of the derivative liability of the convertible note payable for the period ending November 30, 2016 was $580 and is included in “Gain (loss) on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on convertible note payable was $946 for the period ending November 30, 2016 and is included in “Amortization of derivative discount” in the accompanying statements of operations.

Note 7 - Derivative Liabilities

The following table set forth by level, within the fair value hierarchy, the Company’s derivative liabilities at fair value as of November 30, 2016:

	Level 1	Level 2	Level 3	Total

Tainted Warrants	$-	$-	$124,952	$124,952
Related party convertible notes payable	-	-	13,705	13,705
Convertible notes payable	-	-	16,678	16,678

Total derivative liabilities at fair value	$-	$-	$155,335	$155,335

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the period ending November 30, 2016:

Balance, beginning of period	$-
Realized gains (losses)	-
Unrealized (gains) losses relating to derivative liabilities	36,652
Reclassification of warrant expense from equity	87,493
Derivative liability incurred on related party convertible note payable issuance	13,932
Derivative liability incurred on convertible note issuance	17,258
Balance, end of period	$155,335

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2016 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 12, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to November 30, 2016, we raised a total of $442,301 from private and public offerings of our common stock.

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

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized meaningful revenues from our business. We are involved in the design, engineering and manufacturing of composite products. The initial thrust of our business will be to supply products to the oil and gas industry. These products will include upstream production products such as sucker rods, fracking plugs, casings and other products where high temperature resistance, chemical resistance and a low weight to strength ratio products offer advantages to traditional materials (e.g., steel). If we are able to supply products to the oil and gas industry, then we plan to continue the development and sales of wind and solar hybrid energy systems. These systems also benefit from the use of higher performance materials (composites) and we will intend to incorporate them in product design and development.

Results of Operations

Three-Month Periods Ended November 30, 2016 and 2015

We recorded no revenues for the three months ended November 30, 2016, and revenues of $15,000 for the three months ended November 30, 2015, all of which were derived from consulting services.

For the three months ending November 30, 2016, we incurred total operating expenses of $98,780, consisting of professional fees of $63,805, salaries and wages to officers of the Company of $20,053, and general and administrative expenses of $7,922.

By comparison, for the three months ending November 30, 2016, we incurred total operating expenses of $15,349, consisting of professional fees of $4,063, research and development costs of $748, salaries and wages to officers of the Company of $7,177, and general and administrative expenses of $3,361.

Liquidity and Capital Resources

At November 30, 2016, we had a cash balance of $15,115, and our working capital balance is $(142,970). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2016.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: January 23, 2017	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

