Form 10-Q
period 2017-02-28
FairWind Energy Inc.
filed 2017-04-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

As of April 11, 2017, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2017

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

February 28, 2017 and February 29, 2016

FairWind Energy, Inc.

Balance Sheets

	February 28, 2017	August 31, 2016
	(Unaudited)

Assets
Current Assets
Cash	$1,239	$619

Total current assets	1,239	619

Note Receivable
Note receivable	10,000	-

Computer Equipment
Computer equipment	1,328	1,328

Total property and equipment	1,328	1,328

Accumulated depreciation	(792)	(660)

Computer equipment, net	536	668

Total assets	$11,775	$1,287

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Derivative liability	$256,547	$-
Accounts payable	15,579	2,798
Accrued expenses	530	891
Total current liabilities	272,656	3,689

Long Term Liabilities
Convertible note payable (Note 4)	10,108	-
Convertible note payable, related-party (Note 6)	8,078	-
Total long term liabilities	18,186	-
Total Liabilities	$290,842	$3,689

Stockholders' Equity (Deficit)
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
6,017,406 shares issued and outstanding	6,017	6,017
Additional paid-in capital	728,557	719,468
Accumulated deficit	(1,013,641)	(727,887)

Total stockholders' equity (Deficit)	(279,067)	(2,402)

Total liabilities and stockholders' equity (Deficit)	$11,775	$1,287

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Six Months Ended February 28, 2017	For the Three Months Ended February 28, 2017	For the Six Months Ended February 29, 2016	For the Three Months Ended February 29, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Consulting services	$-	$-	$30,000	$15,000
Material sales	2,250	2,250	-	-

Total revenue	2,250	2,250		15,000

Costs of Goods Sold	-	-	-	-

Gross Margin	2,250	2,250	30,000	15,000

Operating Expenses
Professional fees	171,371	107,566	12,624	8,561
Research and development	1,357	1,357	1,998	1,250
Salary and wages - officers	40,139	20,086	9,117	1,940
General and administrative expenses	8,225	303	6,266	2,905

Total operating expenses	221,092	129,312	30,005	14,656

Loss from Operations	(218,842)	(127,062)	(5)	344

Other (Income) Expense
Gain (loss) on fair value of derivative instruments	61,638	24,986	-	-
Amortization of derivative discount	4,376	2,565	-	-

Other (income) expense, net	66,014	27,551	-	-

Loss before Income Tax Provision	(284,856)	(154,613)	(5)	344

Interest Expense	900	900
Income Tax Provision	-	-	-	-

Net Income (Loss)	$(285,756)	$(155,513)	$(5)	$344

Loss per share
-Basic	$(0.05)	$(0.03)	$(0.00)	$0.00

-Diluted	$(0.05)	$(0.03)	$(0.00)	$0.00

Weighted average common shares outstanding
-Basic	6,017,406	6,017,406	5,992,406	5,992,406

-Diluted	6,017,406	6,017,406	5,992,406	5,992,406

 See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(285,756)	$(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	61,638	-
Depreciation expense	132	132
Amortization expense	-	126
Amortization of discount on derivative liabilities	4,376	-
Capital contribution	40,000
Warrant expense	132,809	-
Changes in operating assets and liabilities:
Accounts payable	12,781	-
Accrued expenses	(360)	(6,501)

Net Cash Used in Operating Activities	(34,380)	(6,248)

Cash Flows from Investing Activities
Note receivable	(10,000)

Net Cash Used in Investing Activities	(10,000)	-

Cash Flows from Financing Activities
Proceeds from notes payable	45,000

Net Cash Provided by Financing Activities	45,000	-

Net Change in Cash	620	(6,248)

Cash - beginning of reporting period	619	13,195

Cash - end of reporting period	$1,239	$6,947

Supplemental disclosure of cash flow information:
Interest paid	$900	$-

Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclassification of tainted warrants to derivative liabilty	$(163,719)	$-

Recognition of derivative discount	$31,190	$-

 See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

February 28, 2017

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

Note 3 – Going Concern

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2017, a net loss, and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Related party convertible note payable is presented net of a derivative discount of $11,922 on the accompanying balance sheets. The derivative liability related to related party convertible notes payable as of February 28, 2017 was $12,586 and is presented as part of “Derivative liability” on the accompanying balance sheets. The decrease in fair value of the derivative liability of the related party convertible note payable for the six months ended February 28, 2017 was $1,357 and is included in “Gain (loss) on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on related party convertible note payable was $2,010 for the six months ended February 28, 2017 and is included in “Amortization of derivative discount” in the accompanying statements of operations.

Note 5 – Equity

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business & advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of February 28, 2017, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in "Professional fees" in the accompanying statements of operations in the amount of $132,809 for the six months ended February 28, 2017.

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

As of February 28, 2017, total unrecognized stock warrant cost related to unvested stock warrant awards remaining outstanding was $40,654 and is expected to be recognized through June 2017. As of February 28, 2017, 75,000 warrants were exercisable.

During the six months ended February 28, 2017, $163,719 of previously recognized expense was reclassified from equity to a derivative liability related to outstanding fully-vested common stock warrants. The derivative liability related to tainted warrants as of February 28, 2017 was $228,678 and is presented as part of “Derivative liability” on the accompanying balance sheets. The increase in the fair value of the derivative liabilities generated by tainted warrants for the six months ended February 28, 2017 was $64,959 and are included in “Gain (loss) on fair value of derivative instruments” in the accompanying statements of operations.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $30,000 for the six months ended February 28, 2017. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $10,000 for the six months ended February 28, 2017. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

Note 6 – Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,200. As of 2017-02-28 Black Diamond has not consummated the sale of their business. It is unclear to the FairWind Energy BOD where that transaction currently lies. Black Diamond is a privately held company. Communications with company management indicate repayment of the note may come from sales revenue (rather than from the proceeds of a buyout as reported in the prior quarter 10Q). While FairWind Energy considers the note late, it is not considered uncollectible debt and payment is expected in the future.

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

Convertible note payable is presented net of a derivative discount of $14,892 on the accompanying balance sheets. The derivative liability related to convertible notes payable as of February 28, 2017 was $15,283 and is presented as part of “Derivative liability” on the accompanying balance sheets. The decrease in fair value of the derivative liability of the convertible note payable for the six months ended February 28, 2017 was $1,990 and is included in “Gain (loss) on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on convertible note payable was $2,366 for the six months ended February 28, 2017 and is included in “Amortization of derivative discount” in the accompanying statements of operations.

Note 7 – Derivative Liabilities

The following table set forth by level, within the fair value hierarchy, the Company’s derivative liabilities at fair value as of February 28, 2017:

	Level 1	Level 2	Level 3	Total

Tainted Warrants	$-	$-	$228,678	$228,679
Related party convertible notes payable	-	-	12,586	12,586
Convertible notes payable	-	-	15,283	15,282

Total derivative liabilities at fair value	$-	$-	$256,547	$256,547

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the six months ended February 28, 2017:

Balance, beginning of period	$-
Realized gains (losses)	-
Unrealized (gains) losses relating to derivative liabilities	61,638
Reclassification of warrant expense from equity	163,719
Derivative liability incurred on related party convertible note payable issuance	13,932
Derivative liability incurred on convertible note issuance	17,258
Balance, end of period	$256,547

Note 8 – Subsequent Events

1. The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, the CEO’s father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The option to convert is based on the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

2. The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The option to convert is based on the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

Both notes were modified March 1, 2017 to include further instructions to provide a floor (lowest value) for calculations in the event the notes were to be converted. The instructions now include a provision that no shares shall be converted for a price of less than $0.10, regardless of the 10-day VWAP.

3. The Company issued a convertible promissory note on March 3, 2017 to Michael Winterhalter in the amount of $20,000. The interest rate is 8% and the maturity date is March 03, 2020 in which all outstanding principal together with interest on this note shall be due. The convertible note has a conversion price which shall not be less than $0.10 per share.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to February 28, 2017, we raised a total of $442,301 from private and public offerings of our common stock, and $55,000 from private offerings of debt in the form of convertible promissory notes.

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

Results of Operations

Six- and Three-Month Periods Ended February 28, 2017 and February 29, 2016

We recorded no revenues for the six and three months ended February 28, 2017, and revenues of $30,000 and $15,000 for the six and three months ended February 29, 2016, respectively, all of which were derived from consulting services.

For the six months ending February 28, 2017, we incurred total operating expenses of $221,092, consisting of professional fees of $171,371, research and development costs of $1,357, salaries and wages to officers of the Company of $40,139, and general and administrative expenses of $8,225.

For the three months ending February 28, 2017, we incurred total operating expenses of $127,062, consisting of professional fees of $107,556, research and development costs of $1,357, salaries and wages to officers of the Company of $20,086, and general and administrative expenses of $303.

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

Liquidity and Capital Resources

At February 28, 2017, we had a cash balance of $1,239, and our working capital balance is $(261,419). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2017.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: April 13, 2017	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

