Form 10-Q
period 2017-05-31
FairWind Energy Inc.
filed 2017-07-24
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of July 24, 2017, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2017

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

May 31, 2017

FairWind Energy, Inc.

Balance Sheets

	May 31, 2017	August 31, 2016
	(Unaudited)

Assets
Current Assets
Cash	$1,063	$619

Total current assets	1,063	619

Note Receivable
Note receivable	9,709	-

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(858)	(660)
Computer equipment, net	470	668

Total assets	$11,242	$1,287

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$-	$2,798
Accrued expenses	1,420	891
Total current liabilities	1,420	3,689

Long Term Liabilities
Convertible note payable, net of discount of $14,876 (Note 6)	10,124	-
Convertible note payable, related-party, net of discount of $11,909 (Note 4)	38,091	-
Total long term liabilities	48,215	-

Total liabilities	49,635	3,689

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 6,017,406 and 6,017,406 shares issued and outstanding, respectively	6,017	6,017
Additional paid-in capital	1,007,725	719,468
Accumulated deficit	(1,052,135)	(727,887)

Total stockholders' deficit	(38,393)	(2,402)

Total liabilities and stockholders' deficit	$11,242	$1,287

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Consulting services	$-	$12,250	$-	$42,250
Material sales	-	-	2,250	-

Total revenue	-	12,250	2,250	42,250

Costs of Goods Sold	-	1,357	1,357	1,357

Gross Margin	-	10,893	893	40,893

Operating Expenses
Professional fees	41,683	120,315	213,054	132,939
Research and development	-	1,694	-	3,692
Salary and wages - officers	20,000	48,564	60,000	57,681
General and administrative expenses	2,862	16,545	11,226	22,811

Total operating expenses	64,545	187,118	284,280	217,123

Loss from Operations	(64,545)	(176,225)	(283,387)	(176,230)

Other (Income) Expense
(Gain) loss on fair value of derivative instruments	(27,869)	-	33,769	-
Interest expense	1,816	-	7,092	-
Loss on sale of interest in joint venture	-	3,205	-	3,205

Other (income) expense, net	(26,053)	3,205	40,861	3,205

Loss before Income Tax Provision	(38,492)	(179,430)	(324,248)	(179,435)

Income Tax Provision	-	-	-	-

Net Loss	$(38,492)	$(179,430)	$(324,248)	$(179,435)

Loss per share
-Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.03)

Weighted average common shares outstanding
-Basic and Diluted	6,017,406	6,013,835	6,017,406	5,999,549

 See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(324,248)	$(179,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	33,769	-
Depreciation expense	198	198
Amortization expense	-	189
Amortization of debt discount	4,405	-
Capital contribution	60,000	-
Warrant expense and common shares issued for compensation and services	163,298	170,430
Loss on sale of interest in joint venture	-	3,205
Changes in operating assets and liabilities:
Accounts payable	(2,798)	-
Accrued expenses	529	(6,488)

Net Cash Used in Operating Activities	(64,847)	(11,901)

Cash Flows from Investing Activities
Note receivable	(10,000)	-
Collection of note receivable	291	-
Net Cash Used in Investing Activities	(9,709)	-

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	-
Proceeds from notes payable, related party	50,000

Net Cash Provided by Financing Activities	75,000	-

Net Change in Cash	444	(11,901)

Cash - beginning of reporting period	619	13,195

Cash - end of reporting period	$1,063	$1,294

Supplemental disclosure of cash flow information:
Interest paid	$1,800	$-
Income tax paid	$-	$-
Non Cash Financing and Investing Activities
Reclassification of tainted warrants to derivative liability	$163,719	$-
Resolution of warrant derivative liability	$228,678	$-
Recognition of derivative discount	$31,190	$-

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

May 31, 2017

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

FairWind Energy, Inc.

FairWind Energy, Inc. (the “Company”, “Fairwind Energy”) was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked- to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2017, a net loss, and net cash used in operating activities for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Free Office Space

The Company has been provided office space by Michael Winterhalter, Chief Executive Officer, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Convertible Note Payable

The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, Michael Winterhalter’s father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $0.10 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note. The amendment of the note did not qualify for debt extinguishment.

A derivative liability related to the embedded conversion option of $13,932 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 6, the conditions that generated the derivative liabilities related to the related party note were extinguished on March 1, 2017 and $(12,160) was transferred to “(Gain) loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the related party convertible note payable for the nine months ended May 31, 2017 was $(1,772) and is included in “(Gain) loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on related party convertible note payable was $2,023 for the nine months ended May 31, 2017 and is included in “interest expense” in the accompanying statements of operations.

The Company also issued convertible promissory notes on March 3, 2017 and April 28, 2017 in amounts of $20,000 and $10,000, respectively, to Michael Winterhalter. Both notes mature on their third anniversary with interest payable at 8% per annum. The outstanding notes and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day VWAP. The Company evaluated the conversion options of the convertible promissory notes for embedded derivatives and beneficial conversion features determining the conversion options to contain neither.

Note 5 – Equity

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business and advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of May 31, 2017, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in “Professional fees” in the accompanying statements of operations in the amount of $163,298 for the nine months ended May 31, 2017.

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

As of May 31, 2017, total unrecognized stock warrant cost related to unvested stock warrant awards remaining outstanding was $10,163 and is expected to be recognized through June 2017. As of May 31, 2017, 75,000 warrants were exercisable with the remaining 50,000 expected to vest during June 2017.

During the nine months ended May 31, 2017, $163,719 of previously recognized expense was reclassified from equity to a derivative liability related to outstanding fully-vested common stock warrants. As discussed in Notes 4 and 6, the conditions that generated the derivative liabilities related to the warrants were extinguished on March 1, 2017 and $228,678 was transferred to paid-in capital. The increase in the fair value of the derivative liabilities generated by tainted warrants for the nine months ended May 31, 2017 was $64,959 and is included in “(Gain) loss on fair value of derivative instruments” in the accompanying statements of operations.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $45,000 for the nine months ended May 31, 2017. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $15,000 for the nine months ended May 31, 2017. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

Note 6 – Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,200. As of May 31, 2017 Black Diamond has not consummated the sale of their business, which had been the trigger for Black Diamond Bits, LLC to fully pay their obligation. Two payments have been made to date of $291 and $193 in April and June 2017, respectively. Communications with Black Diamond management indicate repayment of the note may come from sales revenue. While FairWind Energy considers the note late, it is not considered uncollectible and payment is expected in the future.

The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $0.10 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note.

A derivative liability related to the embedded conversion option of $17,258 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 4, the conditions that generated the derivative liabilities related to the related party note were extinguished on March 1, 2017 and $(15,245) was transferred to “(Gain) loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the convertible note payable for the nine months ended May 31, 2017 was $(2,013) and is included in “(Gain) loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on convertible note payable was $2,382 for the nine months ended May 31, 2017 and is included in “interest expense” in the accompanying statements of operations.

Note 7 – Derivative Liabilities

Derivative liabilities consist of derivative convertible notes and tainted warrants. When initially valued, using a Black Scholes valuation method, the derivative convertible notes were valued at $31,190, and tainted warrants valued at $163,719.

To determine the fair value of stock options granted during each year under the Black Scholes model using the following range of assumptions:

Risk-free interest rate	0.90% – 1.49%
Expected dividend yield	-%
Expected lives (years)	2.04 – 3.0 years
Volatility	105% - 118%

As discussed in Notes 4 and 6, the conditions generating the derivative liabilities were extinguished as of May 31, 2017, therefore there were no derivative liabilities as of May 31, 2017.

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the nine months ended May 31, 2017:

Balance, beginning of period	$-
Realized gains (losses)	-
Unrealized (gains) losses relating to derivative liabilities	33,769
Reclassification of warrant expense from equity	163,719
Derivative liability incurred on related party convertible note payable issuance	13,932
Derivative liability incurred on convertible note issuance	17,258
Extinguishment of derivative liabilities	(228,678)
Balance, end of period	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2016 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 12, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to May 31, 2017, we raised a total of $442,301 from private and public offerings of our common stock, and $55,000 from private offerings of debt in the form of convertible promissory notes.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, note receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

PLAN OF OPERATION

We have not yet generated or realized meaningful revenues from our business. We are involved in the design, engineering and manufacturing of composite products. The initial thrust of our business will be to supply products to the oil and gas industry. These products will include upstream production products such as sucker rods, fracking plugs, casings and other products where high temperature resistance, chemical resistance and a low weight to strength ratio products offer advantages to traditional materials (e.g., steel). If we are able to supply products to the oil and gas industry, then we plan to continue the development and sales of wind and solar hybrid energy systems. These systems also benefit from the use of higher performance materials (composites) and we will intend to incorporate them in product design and development.

Results of Operations

Nine- and Three-Month Periods Ended May 31, 2017 and May 31, 2016

We recorded revenues of $2,250 for the nine months, and $0 revenues for the three months, ended May 31, 2017. Such revenues were derived from materials sales costed at $1,357 for the nine and three months ended May 31, 2017. We recorded revenues of $42,250 and $12,250 for the nine and three months ended May 31, 2016, respectively, all of which were derived from consulting services.

For the nine months ended May 31, 2017, we incurred total operating expenses of $284,280, consisting of professional fees of $213,054, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $11,226.

For the three months ended May 31, 2017, we incurred total operating expenses of $64,545, consisting of professional fees of $41,683, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,862.

For the nine months ended May 31, 2016, we incurred total operating expenses of $217,123, consisting of professional fees of $132,939, research and development costs of $3,692, salaries and wages to officers of the Company of $57,681, and general and administrative expenses of $22,811.

For the three months ended May 31, 2016, we incurred total operating expenses of $187,118, consisting of professional fees of $120,315, research and development costs of $1,694, salaries and wages to officers of the Company of $48,564, and general and administrative expenses of $16,545.

Liquidity and Capital Resources

At May 31, 2017, we had a cash balance of $1,063, and our working capital deficit is $(357). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2017.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: July 24, 2017	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

