Form 10-K
period 2017-08-31
FairWind Energy Inc.
filed 2017-12-18
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

_______________________________________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 28, 2017 , the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,531,213. At December 12, 2017, there were 6,017,406 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

We had revenues of $2,250 and $43,143 for the fiscal years ended August 31, 2017 and 2016, respectively. Such revenues were primarily from consulting services, but also nominal materials sales. At August 31, 2017, our total current assets were $7,092, consisting solely of cash, and note receivable and our total current liabilities were $4,743. Our net loss for the fiscal year ended August 31, 2017 was $381,101.

OVERVIEW

Through proprietary use of materials and manufacturing technique, FairWind Energy is developing power sources drawing from renewable energy supply. We also use trade secrets and composite industry know-how to cross-market products into the oil & gas extraction industry.

We are a development stage corporation and have not yet generated or realized significant revenues from our business. We are involved in the design, engineering and manufacturing of composite products. The initial thrust of our business will be to supply products to the oil and gas industry. These products will include upstream production products such as sucker rods, fracking plugs, casings and other products where high temperature resistance, chemical resistance and a low weight to strength ratio products offer advantages to traditional materials (e.g., steel). If we are able to supply products to the oil and gas industry, then we plan to continue the development and sales of wind and solar hybrid energy systems. These systems also benefit from the use of higher performance materials (composites) and we will intend to incorporate them in product design and development.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We incurred $0 in research and development costs for the fiscal year ended August 31, 2017. By way of comparison, we incurred $3,692 in research and development costs for the fiscal year ended August 31, 2016.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

August 31, 2017	3.12	3.12
May 31, 2017	3.05	3.05
February 29, 2017	3.05	3.05
November 30, 2016	2.50	1.75
August 31, 2016	1.75	1.75
May 31, 2016	1.75	1.75
February 29, 2016	2.25	2.25
November 30, 2015	2.75	1.00

HOLDERS

As of August 31, 2017 the Company had 6,017,406 shares of common stock issued and outstanding held by approximately 40 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the years ended August 31, 2017 and 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

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

Property and Equipment

Property and Equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of five (5) years.

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

RESULTS OF OPERATIONS

For the year ended August 31, 2017, we generated revenues of $2,250, derived entirely from the sales of materials.

For the year ended August 31, 2016, we generated revenues of $43,143. The revenues are derived from consulting services of $40,000 and sales of materials for $3,143.

For the year ended August 31, 2017, we incurred operating expenses of $334,883, consisting of professional fees of $231,207, salary and wages of $80,000, and general and administrative expenses of $23,676. By way of comparison, for the year ended August 31, 2016, we incurred operating expenses of $334,218, consisting of professional fees of $177,797, research and development of $3,692, salary and wages of $129,718, and general and administrative expenses of $23,011.

We incurred net losses from operations of $333,990 and $292,432 for the years ended August 31, 2017 and 2016, respectively. The following table provides selected financial data about our company at August 31, 2017 and 2016.

Balance Sheet Data	August 31, 2017	August 31, 2016
Cash and Cash Equivalents	$3,688	$619
Total Assets	$7,092	$1,287
Total Liabilities	$72,173	$3,689
Shareholders’ Deficit	$(65,081)	$(2,402)

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2017, we had a cash balance of $3,688, total current liabilities of approximately $4,743. Total expenditures over the next 12 months are expected to be approximately $350,000, in order to complete our 12-month plan of operation, more fully described in the paragraph below. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

August 31, 2017 and August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FairWind Energy, Inc.

Dana Point, CA

We have audited the accompanying balance sheets of FairWind Energy, Inc. (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FairWind Energy, Inc. as of August 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2017

FairWind Energy, Inc.
Balance Sheets

	August 31, 2017	August 31, 2016

Assets
Current Assets
Cash	$3,688	$619

Total current assets	3,688	619

Note and Accrued Interest Receivable
Note and accrued interest receivable	10,226	-
Allowance for doubtful accounts	(7,226)	-

Note and accrued interest receivable, net	3,000	-

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(924)	(660)

Computer equipment, net	404	668

Total assets	$7,092	$1,287

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$-	$2,798
Accounts payable - related party	3,137	-
Accrued expenses	1,606	891
Total current liabilities	4,743	3,689

Long Term Liabilities
Convertible note payable, net of unamortized discount (Note 4)	13,011	-
Convertible note payable, related-party, net of unamortized discount (Note 4 & 6)	54,419	-
Total long term liabilities	67,430	-

Total liabilities	72,173	3,689

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 6,017,406 and 6,017,406 shares issued and outstanding, respectively	6,017	6,017
Additional paid-in capital	1,037,890	719,468
Accumulated deficit	(1,108,988)	(727,887)

Total stockholders' deficit	(65,081)	(2,402)

Total liabilities and stockholders' deficit	$7,092	$1,287

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	August 31, 2017	August 31, 2016

Revenue
Consulting services	$-	$40,000
Material sales	2,250	3,143

Total revenue	2,250	43,143

Costs of Goods Sold	1,357	1,357

Gross Margin	893	41,786

Operating Expenses
Professional fees	231,207	177,797
Research and development	-	3,692
Salary and wages - officers	80,000	129,718
General and administrative expenses	23,676	23,011

Total operating expenses	334,883	334,218

Loss from Operations	(333,990)	(292,432)

Other Expense
Loss on fair value of derivative instruments	33,770	-
Interest expense, net	13,341	-
Loss on sale of interest in joint venture	-	3,205

Other expense, net	47,111	3,205

Loss before Income Tax Provision	(381,101)	(295,637)

Income Tax Provision	-	-

Net Loss	$(381,101)	$(295,637)

Loss per share
- Basic and Diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	6,017,406	6,019,940

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Changes in Stockholders' Deficit
For the years ended August 31, 2017 and 2016

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2015	5,992,406	5,992	436,409	(432,250)	10,151

Grant of common stock for services rendered	25,000	25	56,225		56,250

Warrant expense			155,166		155,166

Contribution to capital			71,668		71,668

Net Loss				(295,637)	(295,637)

Balance, August 31, 2016	6,017,406	$6,017	$719,468	$(727,887)	$(2,402)

Warrant expense			173,462		173,462

Reclassification of tainted warrants to derivative liabilities			(163,718)		(163,718)

Resolution of warrant derivative liabiltity (Note 4 and 6)			228,678		228,678

Contribution to capital			80,000		80,000

Net Loss				(381,101)	(381,101)

Balance, August 31, 2017	6,017,406	$6,017	$1,037,890	$(1,108,988)	$(65,081)

See accompanying notes to the financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	August 31, 2017	August 31, 2016

Cash Flows from Operating Activities
Net loss	$(381,101)	$(295,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	33,770	-
Depreciation expense	264	264
Allowance for doubtful accounts	7,226	-
Amortization expense	-	189
Amortization of discount on derivative liabilities	9,620	-
Common shares issued for services and warrant expense	173,462	211,416
Loss on sale of interest in joint venture	-	3,205
Changes in operating assets and liabilities:
Accured interest receivable	(710)	-
Accounts payable and accounts payable - related party	339	2,798
Accrued expenses	80,715	65,189

Net Cash Used in Operating Activities	(76,415)	(12,576)

Cash Flows from Investing Activities
Issuance of notes receivable	(10,000)	-
Collections on notes receivable	484	-

Net Cash Used in Investing Activities	(9,516)	-

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	-
Proceeds from notes payable, related parties	64,000	-

Net Cash Provided by Financing Activities	89,000	-

Net Change in Cash	3,069	(12,576)

Cash - beginning of reporting period	619	13,195

Cash - end of reporting period	$3,688	$619

Supplemental disclosure of cash flow information:
Interest paid	$3,358	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclassification of tainted warrants to derivative liabilty	$163,718	$-
Resolution of warrant derivative liability	$228,678	$-
Recognition of derivative discount	$31,190	$-
Capital contribution related to salaries waived	$80,000	$71,668

See accompanying notes to the financial statements.

FairWind Energy, Inc.

August 31, 2017 and 2016

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and Article 8 of Regulation S-X. These financial statements should be read in conjunction with the notes herein.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. Topic 842 requires substantially all leases, including leases currently classified as operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This update is effective for financial statements issued for annual periods beginning after December 15, 2019, with transition requiring lessees to recognize and measure leases existing at, or entered into after, the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard was originally effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU No. 2015-14 simply defers the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 for public entities and beginning after December 15, 2018 for all other entities with early adoption permitted for reporting periods after December 15, 2016. The Company is currently evaluating the impact of this accounting standard on its financial statements and related disclosures.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and payroll liabilities approximate their fair values because of the short maturity of these instruments. The long-term borrowings approximate fair value since the related rates of interest approximate current market rates.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor’s investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

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

d.

Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor’s share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

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

Earnings per Share

Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were potentially dilutive common shares in the form of outstanding warrants for the years ended August 31, 2017 and 2016. These shares relate to the consulting agreement discussed in Note 5 and were non-dilutive for the years ended August 31, 2017 and 2016.

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

To determine the fair value of stock warrants granted during the years ended August 31, 2017 and 2016 the Company used the Black-Scholes option pricing model and the following weighted average assumptions.

Assumptions	August 31, 2017	August 31, 2016

Risk-free interest rate	0.71-1.49%	0.71% - 1.15%

Expected Dividend yield	-%	-%

Expected lives (years)	2.27-3.00	2.83 – 3.00

Volatility	93.80%	99.61%

The risk-free interest rate used is based on the implied yield on Treasury Constant Maturies with a remaining term equal to the expected term of the stock warrant. The expected dividend yield is zero as the Company has not paid cash dividends in the past and has no expectation of paying dividends in the foreseeable future. The expected volatility is calculated based on historical pattern of fluctuations in the common stock price. The Company determined the initial expected life based on the simplified method. The simplified method was used because the Company does not yet have enough history to establish an expected term based on actual forfeitures to date.

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

Reclassifications

Certain amounts have been reclassified in the 2016 financial statements to conform to the current year presentation. There was no effect on the 2016 net loss.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2017, a net loss, and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Note Payable

The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, Michael Winterhalter’s father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $0.10 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note. The debt under this agreement remains as the agreement did not qualify for debt extinguishment.

A derivative liability related to the embedded conversion option of $13,932 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 6, the conditions that generated the derivative liability related to the related party note was extinguished on March 1, 2017 and $12,160 was transferred to “Loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the related party convertible note payable for the year ended August 31, 2017 and August 31, 2016 was $13,932 and $0, respectively, and is included in “Loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on related party convertible note payable was $4,351 and $0 for the year ended August 31, 2017 and August 31, 2016, respectively, and is included in “interest expense” in the accompanying statements of operations.

The Company also issued convertible promissory notes on March 3, 2017, April 28, 2017, July 10, 2017 and August 31, 2017 in amounts of $20,000, $10,000, $4,000 and $10,000 respectively, to Michael Winterhalter. All four notes mature on their third anniversary with interest payable at 8% per annum. The outstanding notes and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day VWAP. The Company evaluated the conversion options of the convertible promissory notes for embedded derivatives and beneficial conversion features determining the conversion options to contain neither.

Note 5 – Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Twenty Five Million (25,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Fifty Million (50,000,000) shares shall be Common Stock, par value $0.001 per share.

Stock Options Plan

In February 2016, the Board of Directors approved the 2016 Stock Options Plan (“Plan”) that provides for the granting of stock options to certain key employees. The Plan reserves 2,000,000 shares of common stock for this purpose. There is no provision for shares to be specifically granted to the CEO under his employment arrangement, either in the stock option plan or the employment agreement.

Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant. As of August 31, 2017 and 2016 no options under this plan have been granted.

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business and advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of August 31, 2017, 125,000 warrants of company stock are outstanding under this agreement. Costs associated with the warrant issuances are included in “Professional fees” in the accompanying statements of operations in the amount of $173,462 and $155,166 for the years ended August 31, 2017 and 2016, respectively.

Following is a summary of warrant activity during 2017 and 2016:

Options Outstanding	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance, August 31, 2015	-	$-	-
Granted	125,000	0.001	-
Exercised	-	-	-
Cancelled	-	-	-
Balance, August 31, 2016	125,000	0.001	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Balance, August 31, 2017	125,000	$0.001	2.30

Following is a summary of non-vested warrant activity during 2017 and 2016:

	Options	Weighted average grant date fair value
Non-vested at August 31, 2015	-	$-
Granted	125,000	2.25
Vested	(50,000)	2.25
Forfeited	-	-
Non-vested at August 31, 2016	75,000	-
Granted	-	-
Vested	(75,000)	-
Forfeited	-	-
Non-vested at August 31, 2017	-	$-

The fair market value of stock warrants is determined using the Black-Scholes valuation model, and the company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatility of the Company’s common stock; the expected term of warrants granted are based on the simplified method; and the risk-free interest rate is based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the warrant).

As of August 31, 2017, there was no unrecognized stock warrant cost related to unvested stock warrant awards as all awards have fully vested. As of August 31, 2017, all 125,000 warrants were exercisable.

During the year ended August 31, 2017, $163,718 of previously recognized expense was reclassified from equity to a derivative liability related to outstanding fully-vested common stock warrants. As discussed in Notes 4 and 6, the conditions that generated the derivative liabilities related to the warrants were extinguished on March 1, 2017 and $228,678 was transferred to paid-in capital. The increase in the fair value of the derivative liabilities generated by tainted warrants for the year ended August 31, 2017 was $64,959 and is included in “Loss on fair value of derivative instruments” in the accompanying statements of operations.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $60,000 and $55,000 for the years ended August 31, 2017 and 2016, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $20,000 and $16,668 for the years ended August 31, 2017 and 2016, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations. These amounts are treated as capital contributions in the accompanying Statements of Cash Flow.

Note 6 – Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,710. As of August 31, 2017 Black Diamond has not consummated the sale of their business, which had been the trigger for Black Diamond Bits, LLC to fully pay their obligation. Two interest payments have been made to date of $291 and $193 in April and June 2017, respectively. Communications with Black Diamond management indicate repayment of the note may come from sales revenue. Fairwind Energy has sent this note to collections and has reserved against credit losses on the note in the amount of $7,226. This is based on the collection agency’s historically collects rate, average of 85% collections, weighted against management’s estimate.

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

A derivative liability related to the embedded conversion option of $17,258 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 4, the conditions that generated the derivative liability related to the related party note were extinguished on March 1, 2017 and $15,245 was transferred to “Loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the convertible note payable for the year ended August 31, 2017 was $17,258 and is included in “Loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on convertible note payable was $5,269 for the year ended August 31, 2017 and is included in “interest expense” in the accompanying statements of operations. The debt under this agreement remains as the agreement did not qualify for debt extinguishment.

Notes Payable consist of the following as of August 31, 2017:

Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
William Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	4,000
Mike Winterhalter	10,000
Less current maturities	-
Long-term maturities	89,000
Unamortized Discount	(21,570)
$67,430

Maturities of notes payable for each of the fiscal years subsequent to August 31, 2017 are as follows:

2018	$-
2019	20,000
2020	69,000
$89,000

Note 7 – Derivative Liabilities

Derivative liabilities consist of derivative convertible notes and tainted warrants. When initially valued, using a Black Scholes valuation method, the derivative convertible notes were valued at $31,190, and tainted warrants valued at $163,718.

To determine the fair value of notes/warrants granted during each year under the Black Scholes model using the following range of assumptions:

Risk-free interest rate	0.90% – 1.45%
Expected dividend yield	-%
Expected lives (years)	2.5 – 3.0 years
Volatility	105% - 118%

As discussed in Notes 4 and 6, the conditions generating the derivative liabilities were extinguished as of August 31, 2017, therefore there were no derivative liabilities as of August 31, 2017.

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the year ended August 31, 2017:

Balance, beginning of period	$-
Realized gains (losses)	-
Unrealized (gains) losses relating to derivative liabilities	33,770
Reclassification of warrant expense from equity	163,718
Derivative liability incurred on related party convertible note payable issuance	13,932
Derivative liability incurred on convertible note issuance	17,258
Extinguishment of derivative liabilities	(228,678)
Balance, end of period	$-

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

Compensation

In consideration of the services to be provided, the Employee, during the term of his employment, shall be paid a base salary of $60,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer’s standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2016, $8,000 in payments have been made. The Company and the Employee collectively waived payment above in the amount of $60,000 and 55,000 for the years ended August 31, 2017 and 2016, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statement of Operations.

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

Compensation

In consideration of the services to be provided, the Director, during the term of his employment, shall be paid a base salary of $20,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Director is entitled to receive benefits in accordance with the Employer’s standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2016, $3,333 in payments have been made. The Company and the Director collectively waived payment above in the amount of $20,000 and $16,668 for the years ended August 31, 2017 and 2016, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statement of Operations.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

One and two customers accounted for all of the total revenue during the years ended August 31, 2017 and 2016, respectively. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At August 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $635,785 that may be offset against future taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $216,200 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased by $31,281 and $100,516 for the years ended August 31, 2017 and 2016, respectively.

Components of deferred tax assets are as follows:

	August 31, 2017	August 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$216,200	$247,481

Less valuation allowance	(216,200)	(247,481)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of loss before income taxes is as follows:

	For the year ended August 31, 2017	For the year ended August 31, 2016

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are August 30, 2015 to the current year.

Note 11 – Investment in a Non-consolidated Entity

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

Note 12 – Patent

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

(ii) Amortization Expense

Amortization expense was $189 for the year ended August 31, 2016.

Note 13 – Subsequent Events

The Company issued a convertible promissory note on November 1, 2017 to Michael A. Winterhalter, CEO, in the amount of $10,000. The interest rate is 8% and the maturity date is October 31, 2020 in which all outstanding principal together with interest on this note shall be due. The option to convert is based on the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2017.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2017 are as follows:

Name	Age	Positions

Michael Winterhalter	57	President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors
Scott Thomas	55	Vice President, Secretary, and Director
Eric Krogius	57	Director
Robert Drust	57	Director

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

Eric Krogius

Mr. Krogius has served as a Director since June 2, 2013. Mr. Krogius has over 18 years’ experience in the equity investment and securities industry. Since November 2016, Mr. Krogius has been a Senior Institutional Sales Trader at Roth Capital Partners. From July 2013 to October 2016, Mr. Krogius was Senior Vice President at Seaport Global Securities. In the mid-1990s, he was Managing Director, Director of Trading for Roth Capital Partners. Most recently, he was a partner for Los Angeles-based Crowell Weedon and Company from January 2001 until May 2013. Prior to his securities career he owned and operated a string of retail stores in the Los Angeles area. Mr. Krogius graduated from the University of California Los Angeles. Mr. Krogius’ background in the broker-dealer industry led to our conclusion that Mr. Krogius should be serving as a member of our Board of Directors in light of our business and structure.

Robert Drust

Mr. Drust has served as a Director since June 2, 2013. Mr. Drust has over 20 years’ experience in the equity investment and trading industry. Mr. Drust is presently Executive Director at MKM Partners, a position which he has held since April 2017. From August 2013 until March 2016, Mr. Drust was a Senior Equity Trader at B. Riley & Co. Starting in the early 1990s, he worked at Wertheim Schroder, Prudential Securities and later at Wellington Management. Most recently, Mr. Drust was a partner at Crowell Weedon, where he was in charge of the Institutional Equity Trading Department and dealt with some of the largest Mutual funds and Hedge funds in the country, from November 2005 until June 2013. Mr. Drust graduated from Rider University and holds a MBA from Pepperdine.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four members, none of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	2017	_____	0	_____	0	0	0	0	_____
	2016	5,000	3,000	_____	0	0	0	0	8,000

Scott Thomas (2)	2017	_____	0	_____	0	0	0	0	_____
	2016	_____	0	_____	0	0	0	0	_____

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal years ended August 31, 2017 and 2016:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Winterhalter (1)	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Scott Thomas (2)	2017	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2017 and 2016:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	11,250	-0-	-0-	-0-	-0-	11,250

Scott Thomas (2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	11,250	0-	-0-	-0-	-0-	11,250

Eric Krogius (3)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	11,250	-0-	-0-	-0-	-0-	11,250

Robert Drust (4)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	11,250	-0-	-0-	-0-	-0-	11,250

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.
(3)	Appointed Director on June 2, 2013.
(4)	Appointed Director on June 2, 2013.

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

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Michael Winterhalter (3)	3,915,000	65.1%
Common Stock	Han Bao Dong	625,000	10.4%
Common Stock	Eric Krogius (4)	925,000	15.4%
Common Stock	Robert Drust (5)	192,500	2.1%
Common Stock	Scott Thomas (6)	5,000	*
All directors and executive officers as a group (4 persons)		5,037,500	83.7%

____________

(1)	The percentages below are based on 6,017,406 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o FairWind Energy Inc., 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.
(3)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(4)	Appointed Director on June 2, 2013.
(5)	Appointed Director on June 2, 2013.
(6)	Appointed Vice President, Secretary and Director on June 2, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $24,000 and $16,000, total fees charged for tax services and other services were $0 and $0, respectively.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Dated: December 18, 2017	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President, Chief Executive Officer,
Treasurer, and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: December 18, 2017	By:	/s/ Scott Thomas
	Name:	Scott Thomas
	Title:	Vice President, Secretary, and Director

Dated: December 18, 2017	By:	/s/ Eric Krogius
	Name:	Eric Krogius
	Title:	Director

Dated: December 18, 2017	By:	/s/ Robert Drust
	Name:	Robert Drust
	Title:	Director

