Form 10-Q
period 2017-11-30
FairWind Energy Inc.
filed 2018-01-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

__________________________________________________________

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

As of January 12, 2018, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)

Assets
Current Assets
Cash	$6,527	$3,688

Total current assets	6,527	3,688

Note and Accrued Interest Receivable
Note and accrued interest receivable	10,226	10,226
Allowance for doubtful accounts	(7,226)	(7,226)

Note and accrued interest receivable, net	3,000	3,000

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(990)	(924)

Computer equipment, net	338	404

Total assets	$9,865	$7,092

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable - related party	$3,202	$3,137
Accrued expenses	1,841	1,606
Total current liabilities	5,043	4,743

Long Term Liabilities
Convertible note payable, net of unamortized discount	15,898	13,011
Convertible note payable, related-party, net of unamortized discount	66,747	54,419
Total long term liabilities	82,645	67,430

Total liabilities	87,688	72,173

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
6,017,406 and 6,017,406 shares issued and outstanding, respectively	6,017	6,017
Additional paid-in capital	1,057,890	1,037,890
Accumulated deficit	(1,141,730)	(1,108,988)

Total stockholders' deficit	(77,823)	(65,081)

Total liabilities and stockholders' deficit	$9,865	$7,092

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2017	November 30, 2016
	(Unaudited)	(Unaudited)

Operating Expenses
Professional fees	5,565	63,805
Salary and wages - officers	20,000	20,053
General and administrative expenses	116	7,922

Total operating expenses	25,681	91,780

Loss from Operations	(25,681)	(91,780)

Other Expense
Loss on fair value of derivative instruments	-	36,652
Interest expense, net	7,061	1,811

Other expense, net	7,061	38,463

Loss before Income Tax Provision	(32,742)	(130,243)

Net Loss	$(32,742)	$(130,243)

Loss per share
- Basic and Diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- Basic and Diluted	6,017,406	6,017,406

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2017	November 30, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(32,742)	$(130,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	-	36,652
Depreciation expense	66	66
Amortization of debt discount	5,215	1,811
Common shares issued for services and warrant expense	-	52,149
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	65	(939)
Accrued expenses	20,235	20,000

Net Cash Used in Operating Activities	(7,161)	(20,504)

Cash Flows from Investing Activities
Issuance of notes receivable	-	(10,000)

Net Cash Used in Investing Activities	-	(10,000)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	10,000	45,000

Net Cash Provided by Financing Activities	10,000	45,000

Net Change in Cash	2,839	14,496

Cash - beginning of reporting period	3,688	619

Cash - end of reporting period	$6,527	$15,115

Supplemental disclosure of cash flow information:
Interest paid	$1,611	$-

Non Cash Financing and Investing Activities
Capital contribution related to salaries waived	$20,000	$20,000
Reclassification of tainted warrants to derivative liabilty	$-	$87,493
Recognition of derivative discount	$-	$31,190

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

November 30, 2017 and 2016

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

FairWind Energy, Inc.

FairWind Energy, Inc. (the "Company", “Fairwind Energy”) was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products.

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Note 3 – Going Concern

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2017, a net loss, and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Convertible Note Payable

During the three months ended November 30, 2017, the company issued a convertible promissory note on November 1, 2017 for $10,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

Note 5 – Equity

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $15,000 for the three months ended November 30, 2017. Waived compensation expense is credited to additional paid in capital contribution.

The Company and Eric Krogius collectively waived payment in the amount of $5,000 for the three months ended November 30, 2017. Waived compensation expense is credited to additional paid in capital contribution.

Note 6 – Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,200. As of November 30, 2017 Black Diamond has not consummated the sale of their business, which had been the trigger for Black Diamond Bits, LLC to fully pay their obligation. Two payments have been made to date of $291 and $193 in April and June 2017, respectively. Communications with Black Diamond management indicate repayment of the note may come from sales revenue. Fairwind Energy has sent this note to collections and has reserved against credit losses on the note in the amount of $7,226. This is based on the collection agency’s historically collected rate, average of 85% collections, weighted against management’s estimate.

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

Notes Payable consist of the following as of November 30, 2017:

Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
William Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	4,000
Mike Winterhalter	10,000
Mike Winterhalter	10,000
Less current maturities	-
Long-term maturities	99,000
Unamortized Discount	(16,355)
$82,645

Amortization expense in the amount of $5,215 was recorded for the notes payable during the three months ended November 30, 2017.

Maturities of notes payable for each of the fiscal years subsequent to November 30, 2017 are as follows:

2018	$-
2019	20,000
2020	79,000
$99,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 18, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to November 30, 2017, we raised a total of $442,301 from private and public offerings of our common stock, and $99,000 from private offerings of debt in the form of convertible promissory notes.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our interim unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these interim unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Results of Operations

Three-Month Periods Ended November 30, 2017 and 2016

We recorded no revenues for the three months ended November 30, 2017 and 2016.

For the three months ended November 30, 2017, we incurred total operating expenses of $25,681, consisting of professional fees of $5,565, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $116.

For the three months ended November 30, 2016, we incurred total operating expenses of $91,780, consisting of professional fees of $63,805, salaries and wages to officers of the Company of $20,053, and general and administrative expenses of $7,922.

Liquidity and Capital Resources

At November 30, 2017, we had a cash balance of $6,527, and our working capital balance is $1,484. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2017.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: January 16, 2018	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

