Form 10-Q
period 2018-02-28
FairWind Energy Inc.
filed 2018-04-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 12, 2018, there were 6,017,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2018

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

February 28, 2018 and February 28, 2017

FairWind Energy, Inc.

Balance Sheets

	February 28, 2018	August 31, 2017
	(Unaudited)

Assets
Current Assets
Cash	$1,598	$3,688

Total current assets	1,598	3,688

Note and Accrued Interest Receivable
Note and accrued interest receivable	-	10,226
Allowance for doubtful accounts	-	(7,226)

Note and accrued interest receivable, net	-	3,000

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,056)	(924)

Computer equipment, net	272	404

Total assets	$1,870	$7,092

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable - related party	$3,137	$3,137
Accrued expenses	1,957	1,606
Total current liabilities	5,094	4,743

Long Term Liabilities
Convertible note payable, net of unamortized discount	18,785	13,011
Convertible note payable, related-party, net of unamortized discount	84,075	54,419
Total long term liabilities	102,860	67,430

Total liabilities	107,954	72,173

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 6,017,406 and 6,017,406 shares issued and outstanding, respectively	6,017	6,017
Additional paid-in capital	1,077,890	1,037,890
Accumulated deficit	(1,189,991)	(1,108,988)

Total stockholders' deficit	(106,084)	(65,081)

Total liabilities and stockholders' deficit	$1,870	$7,092

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Material sales	$-	$2,250	$-	$2,250

Total revenue	-	2,250	-	2,250

Cost of Goods Sold	-	-	-	-

Gross Margin	-	2,250	-	2,250

Operating Expenses
Professional fees	17,132	107,566	22,697	171,371
Research and development	-	1,357	-	1,357
Salary and wages - officers	20,000	20,086	40,000	40,139
General and administrative expenses	3,885	303	4,001	8,225

Total operating expenses	41,017	129,312	66,698	221,092

Loss from Operations	(41,017)	(127,062)	(66,698)	(218,842)

Other Expense
Loss on fair value of derivative instruments	-	24,986	-	61,638
Interest expense, net	7,244	3,465	14,305	5,276

Other expense, net	7,244	28,451	14,305	66,914

Net Loss	$(48,261)	$(155,513)	$(81,003)	$(285,756)

Loss per share
- Basic and Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	6,017,406	6,017,406	6,017,406	6,017,406

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2018	February 28, 2017
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(81,003)	$(285,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	-	61,638
Depreciation expense	132	132
Bad debt expense	3,000	-
Amortization of debt discount	10,430	4,376
Common shares issued for services and warrant expense	-	132,809
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	-	12,781
Accrued expenses	40,351	39,640

Net Cash Used in Operating Activities	(27,090)	(34,380)

Cash Flows from Investing Activities
Issuance of notes receivable	-	(10,000)

Net Cash Used in Investing Activities	-	(10,000)

Cash Flows from Financing Activities
Proceeds from convertible notes payable		25,000
Proceeds from convertible notes payable, related parties	25,000	20,000

Net Cash Provided by Financing Activities	25,000	45,000

Net Change in Cash	(2,090)	620

Cash - beginning of reporting period	3,688	619

Cash - end of reporting period	$1,598	$1,239

Supplemental disclosure of cash flow information:
Interest paid	$3,759	$900

Non Cash Financing and Investing Activities
Capital contribution related to salaries waived	$40,000	$40,000
Reclassification of tainted warrants to derivative liabilty	$-	$(163,719)
Recognition of derivative discount	$-	$31,190

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

February 28, 2018 and 2017

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating a base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2018 a net loss, and net cash used in operating activities for the six months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Free Office Space

The Company has been provided office space by Michael Winterhalter, Chief Executive Officer, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Convertible Note Payable

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

The Company issued a convertible promissory note on February 13, 2018 for $15,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

Note 5 – Equity

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business and advise management of technology, products and services used in oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company common stock. The cost of these benefits was estimated at $250,000 over 2 years.

Effective February 15, 2018, the Company and consultant mutually agreed to cancel all warrants related to this consulting agreement as a result of unsatisfactory performance. There was no cost to the Company associated with the warrant cancellation due to the nonperformance. The weighted average exercise price of the warrants at cancellation was $0.001.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $30,000 for the six months ended February 28, 2018. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $10,000 for the six months ended February 28, 2018. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

Note 6 – Notes Receivable and Convertible Note Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest was due in its entirety on January 1, 2017 for a total amount of $10,200. Two payments have been made to date of $291 and $193 in April and June 2017, respectively. As of February 28, 2018, FairWind Energy considers the note uncollectible and the note's carrying value of $3,000 was written off to bed debt expense. Amortization of the discount on convertible note payable was $10,430 for the six months ended February 28, 2018.

Notes Payable consist of the following as of February 28, 2018:

Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
William Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	4,000
Mike Winterhalter	10,000
Mike Winterhalter	10,000
Mike Winterhalter	15,000
Less current maturities	-
Long-term maturities	114,000
Unamortized Discount	(11,140)
$102,860

Maturities of notes payable for each of the fiscal years subsequent to February 28, 2018 are as follows:

2019	$45,000
2020	$54,000
2021	$15,000
$114,000

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to February 28, 2018, we raised a total of $442,301 from private and public offerings of our common stock, and $99,000 from private offerings of debt in the form of convertible promissory notes.

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

Results of Operations

Three- and Six-Month Periods Ended February 28, 2018 and 2017

We recorded no revenues for the three and six months ended February 28, 2018, while we recorded revenues of $2,250 for the three and six months ended February 28 2017.

For the six months ending February 28, 2018, we incurred total operating expenses of $66,698, consisting of professional fees of $22,697, salaries and wages to officers of the Company of $40,000, and general and administrative expenses of $4,001.

For the three months ending February 28, 2018, we incurred total operating expenses of $41,017, consisting of professional fees of $17,132, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $3,885.

For the six months ending February 28, 2017, we incurred total operating expenses of $221,092 consisting of professional fees of $171,371, salaries and wages to officers of the Company of $40,139, research and development costs of 1,357, and general and administrative expenses of $8,225.

For the three months ending February 28, 2017, we incurred total operating expenses of $129,312 consisting of professional fees of $107,566, salaries and wages to officers of the Company of $20,086, research and development costs of 1,357, and general and administrative expenses of $303.

Liquidity and Capital Resources

At February 28, 2018, we had a cash balance of $1,598, and our working capital balance is $(3,496). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2018.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: April 13, 2018	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer,
Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

