Form 10-Q
period 2018-05-31
FairWind Energy Inc.
filed 2018-07-20
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 18, 2018, there were 20,570,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2018

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FairWind Energy, Inc.

May 31, 2018 and May 31, 2017

4

FairWind Energy, Inc.

Balance Sheets

	May 31, 2018	August 31, 2017
	(Unaudited)

Assets
Current Assets
Cash	$560	$3,688

Total current assets	560	3,688

Note and Accrued Interest Receivable
Note and accrued interest receivable	-	10,226
Allowance for doubtful accounts	-	(7,226)

Note and accrued interest receivable, net	-	3,000

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,122)	(924)

Computer equipment, net	206	404

Total assets	$766	$7,092

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	14,117	-
Accounts payable - related party	$7,711	$3,137
Accrued expenses	532	1,606
Total current liabilities	22,360	4,743

Long Term Liabilities
Convertible note payable, net of unamortized discount	19,766	13,011
Convertible note payable, related-party, net of unamortized discount	-	54,419
Total long term liabilities	19,766	67,430

Total liabilities	42,126	72,173

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
20,570,406 and 6,017,406 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	20,570	6,017
Additional paid-in capital	43,804,238	1,037,890
Accumulated deficit	(43,866,168)	(1,108,988)

Total stockholders' deficit	(41,360)	(65,081)

Total liabilities and stockholders' deficit	$766	$7,092

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Material sales	$-	$-	$-	$2,250

Total revenue	-	-	-	2,250

Cost of Goods Sold	-	-	-	1,357

Gross Margin	-	-	-	893

Operating Expenses
Professional fees	14,197	41,683	36,894	213,054
Salary and wages - officers	20,000	20,000	60,000	60,000
General and administrative expenses	4,698	2,862	8,699	11,226

Total operating expenses	38,895	64,545	105,593	284,280

Loss from Operations	(38,895)	(64,545)	(105,593)	(283,387)

Other Expense
(Gain) loss on fair value of derivative instruments	-	(27,869)	-	33,769
Interest expense, net	7,529	1,816	21,834	7,092
Loss on extinguishment of debt	42,629,753	-	42,629,753	-

Other expense, net	42,637,282	(26,053)	42,651,587	40,861

Net Loss	$(42,676,177)	$(38,492)	$(42,757,180)	$(324,248)

Loss per share
- Basic and Diluted	$(3.74)	$(0.01)	$(5.51)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	11,402,016	6,017,406	7,763,766	6,017,406

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	May 31, 2018	May 31, 2017
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(42,757,180)	$(324,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilties	-	33,769
Depreciation expense	198	198
Bad debt expense	3,000	-
Amortization of debt discount	16,336	4,405
Warrant expense and common shares issued for compensation and services	-	163,298
Loss on extinguishment of debt - related party	42,629,753
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	18,691	(2,798)
Accrued expenses	61,074	60,529

Net Cash Used in Operating Activities	(28,128)	(64,847)

Cash Flows from Investing Activities
Note receivable	-	(10,000)
Collections on notes receivable	-	291

Net Cash Used in Investing Activities	-	(9,709)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	25,000
Proceeds from convertible notes payable, related parties	25,000	50,000

Net Cash Provided by Financing Activities	25,000	75,000

Net Change in Cash	(3,128)	444

Cash - beginning of reporting period	3,688	619

Cash - end of reporting period	$560	$1,063

Supplemental disclosure of cash flow information:
Interest paid	$8,697	$1,800

Non Cash Financing and Investing Activities
Resolution of warrant derivative liability	$-	$228,678
Exercise of conversion of debt - related party	$91,148	$-
Capital contribution related to salaries waived	$60,000	$60,000
Reclassification of tainted warrants to derivative liabilty	$-	$(163,719)
Recognition of derivative discount	$-	$31,190

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

May 31, 2018 and 2017

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2018 a net loss, and net cash used in operating activities for the nine months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Related Party Transactions and Balances

Accounts Payable

The Company has a balance of $3,137 as of August 31, 2017 and $7,711, as of May 31, 2018 due to Michael Winterhalter, Chief Executive Officer, for expenses paid on behalf of the Company.

Free Office Space

The Company has been provided office space by Michael Winterhalter, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

Effective April 27, 2018, the Company converted all of Michael Winterhalter’s and William Winterhalter’s debt which was an aggregate amount of $89,000. Prior to the conversion, all debt was assigned to Michael Winterhalter. Accrued interest expense through the date of conversion amounted to $2,148 and the unamortized discount amounted to $4,925. The debt was converted into 14,553,000 shares at approximately $0.006 per share. Per the agreement, the shares should have been converted at the floor price of $0.10 per share. Excess shares received amounted to 13,641,520. The Nasdaq price per share as of the conversion date was $3.125 and therefore, the related expense amounted to $42,629,753 which is included in the financial statements as a loss on extinguishment of debt.

Note 5 – Equity

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $45,000 for the nine months ended May 31, 2018. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $15,000 for the nine months ended May 31, 2018. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

Note 6 – Notes Receivable and Convertible Note Payable

Convertible Note Payable consist of the following as of May 31, 2018:

Note payable	$25,000
Less current maturities	-
Long-term maturities	25,000
Unamortized Discount	(5,234)
$19,766

The Company’s amortization expense related to the unamortized discount for the nine months ended of May 31, 2018 was $16,336.

The entire note payable of $25,000 matures in September of 2019.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to May 31, 2018, we raised a total of $442,301 from private and public offerings of our common stock, and $99,000 from private offerings of debt in the form of convertible promissory notes.

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

5

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

Results of Operations

Three- and Nine-Month Periods Ended May 31, 2018 and 2017

We recorded no revenues for the three and nine months ended May 31, 2018, and we recorded no revenues for the three months ended May 31, 2018, while we recorded revenues of $2,250 for the nine months ended February 28 2017.

For the three months ending May 31, 2018, we incurred total operating expenses of $38,895, consisting of professional fees of $14,197, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $4,698.

For the three months ending May 31, 2017, we incurred total operating expenses of $64,545, consisting of professional fees of $41,683, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,862.

For the nine months ending May 31, 2018, we incurred total operating expenses of $105,593, consisting of professional fees of $36,894, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $8,699.

For the nine months ending May 31, 2017, we incurred total operating expenses of $284,280, consisting of professional fees of $213,054, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $11,226.

6

Liquidity and Capital Resources

At May 31, 2018, we had a cash balance of $560, and our working capital balance is $(21,800). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock currently being offered under the Form 10-K. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2018.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

7

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

_________

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: July 20, 2018	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

9