Form 10-K
period 2018-08-31
FairWind Energy Inc.
filed 2018-11-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

____________________________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At February 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $3,062,206. At November 8, 2018, there were 20,570,406 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

We had revenues of $0 and $2,250 for the fiscal years ended August 31, 2018 and 2017, respectively. Such revenues were primarily from consulting services, but also nominal materials sales. At August 31, 2018, our total current assets were $2,125, consisting solely of cash, and our total current liabilities were $9,651. Our net loss for the fiscal year ended August 31, 2018 was $42,788,953.

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

In a priority project, we continue to work toward completion of a high strength, high Tg (high temperature use) composite designed and intended to be used in the oil & gas industry. Intended for use in the exploration and production sector, we have manufactured nearly 5,000 feet of “sucker rod” used to be use in connection with the extraction of oil and gas from underground. The employed design uses proprietary resin systems that exceed typical temperature use limits of competing thermosetting systems. Additionally, utilizing higher tensile strength reinforcements, our parts can achieve higher operating loads, allowing for superior performance. New designs for mechanical joints in the rod string have also been completed. Significant testing has been completed on the final design (and will be continuing). We believe that the testing marks we have achieved to date are a result of the high performance materials and architecture of the product.

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

Another project in which we continue to work toward development is a hybrid power generating system, incorporating both solar and wind power. Initially, we have purchased wind turbines and are in the process of combining them with solar panels. The first planned demonstration project will be to power street/parking lot lighting. The potential to independently operate off battery stored power, or to back-feed into the grid is possible. After vetting the POC prototypes, we intend to combine already-established supply chain lines for componentry with in-house manufactured composite elements (e.g., see power poles above). This hybrid power project gives us some business diversity, as well as a secondary market for our composite metrics.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We incurred $0 in research and development costs for the fiscal years ended August 31, 2018 and 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since August 4, 2015, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets Group, Inc. under the stock symbol “FWDR”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group, Inc. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

August 31, 2018	3.12	3.12
May 31, 2018	3.12	3.12
February 29, 2018	3.12	3.12
November 30, 2017	3.12	3.12
August 31, 2017	3.12	3.12
May 31, 2017	3.05	3.12
February 29, 2017	3.05	3.05
November 30, 2016	2.50	3.05

HOLDERS

As of August 31, 2018 the Company had 20,570,406 shares of common stock issued and outstanding held by approximately 53 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

For the year ended August 31, 2018, we generated revenues of $0. For the year ended August 31, 2017, we generated revenues of $2,250.

For the year ended August 31, 2018, we incurred operating expenses of $134,376, consisting of professional fees of $45,593, salary and wages of $80,000, and general and administrative expenses of $8,783. By way of comparison, for the year ended August 31, 2017, we incurred operating expenses of $334,883, consisting of professional fees of $231,207, salary and wages of $80,000, and general and administrative expenses of $23,676.

We incurred net losses of $42,788,953 and $381,101 for the years ended August 31, 2018 and 2017, respectively. The following table provides selected financial data about our company at August 31, 2018 and 2017.

Balance Sheet Data	August 31, 2018	August 31, 2017
Cash and Cash Equivalents	$2,125	$3,688
Total Assets	$2,265	$7,092
Total Liabilities	$55,398	$72,173
Shareholders’ Deficit	$(53,133)	$(65,081)

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2018, we had a cash balance of $2,125, total current liabilities of approximately $9,651. Total expenditures over the next 12 months are expected to be approximately $350,000, in order to complete our 12-month plan of operation, more fully described in the paragraph below. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS

FairWind Energy, Inc.

August 31, 2018 and August 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FairWind Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FairWind Energy, Inc. (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

November 13, 2018

FairWind Energy, Inc.
Balance Sheets

	August 31, 2018	August 31, 2017

Assets
Current Assets
Cash	$2,125	$3,688

Total current assets	2,125	3,688

Note and Accrued Interest Receivable
Note and accrued interest receivable	-	10,226
Allowance for doubtful accounts	-	(7,226)

Note and accrued interest receivable, net	-	3,000

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,188)	(924)

Computer equipment, net	140	404

Total assets	$2,265	$7,092

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable - related party	$7,711	$3,137
Accrued expenses	1,940	1,606
Total current liabilities	9,651	4,743

Long Term Liabilities
Convertible note payable, net of unamortized discount	20,747	13,011
Convertible note payable, related-party, net of unamortized discount	25,000	54,419
Total long term liabilities	45,747	67,430

Total liabilities	55,398	72,173

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 20,570,406 and 6,017,406 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	20,570	6,017
Additional paid-in capital	43,824,238	1,037,890
Accumulated deficit	(43,897,941)	(1,108,988)

Total stockholders' deficit	(53,133)	(65,081)

Total liabilities and stockholders' deficit	$2,265	$7,092

See accompanying notes to the audited financial statements.

FairWind Energy, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	August 31, 2018	August 31, 2017

Revenue
Material sales	$-	$2,250

Total revenue	-	2,250

Cost of Goods Sold	-	1,357

Gross Margin	-	893

Operating Expenses
Professional fees	45,593	231,207
Salary and wages - officers	80,000	80,000
General and administrative expenses	8,783	23,676

Total operating expenses	134,376	334,883

Loss from Operations	(134,376)	(333,990)

Other Expense
Loss on fair value of derivative instruments	-	33,770
Interest expense, net	24,824	13,341
Loss on extinguishment of debt	42,629,753	-

Other expense, net	42,654,577	47,111

Net Loss	$(42,788,953)	$(381,101)

Loss per share
- Basic and Diluted	$(3.88)	$(0.06)

Weighted average common shares outstanding
- Basic and Diluted	11,041,181	6,017,406

See accompanying notes to the audited financial statements.

FairWind Energy, Inc.
Statements of Changes in Stockholders' Deficit
For the years ended August 31, 2018 and 2017

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2016	6,017,406	$6,017	$719,468	$(727,887)	$(2,402)

Warrant expense	-	-	173,462	-	173,462

Reclassification of tainted warrants to derivative liabilities	-	-	(163,718)	-	(163,718)

Resolution of warrant derivative liability	-		228,678	-	228,678

Contribution to capital	-		80,000	-	80,000

Net Loss	-		-	(381,101)	(381,101)

Balance, August 31, 2017	6,017,406	$6,017	$1,037,890	$(1,108,988)	$(65,081)

Conversion of debt	14,553,000	14,553	42,706,348	-	42,720,901

Contribution to capital	-	-	80,000	-	80,000

Net Loss	-	-	-	(42,788,953)	(42,788,953)

Balance, August 31, 2018	20,570,406	$20,570	$43,824,238	$(43,897,941)	$(53,133)

See accompanying notes to the audited financial statements.

FairWind Energy, Inc.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	August 31, 2018	August 31, 2017

Cash Flows from Operating Activities
Net loss	$(42,788,953)	$(381,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	33,770
Depreciation expense	264	264
Bad debt expense	3,000	7,226
Amortization of discount on derivative liabilities	17,317	9,620
Warrant expense and common shares issued for compensation and services	-	173,462
Loss on extinguishment of debt – related party	42,629,753	-
Changes in operating assets and liabilities:
Accrued interest receivable	-	(710)
Accounts payable and accounts payable - related party	4,574	339
Accrued expenses	82,482	80,715

Net Cash Used in Operating Activities	(51,563)	(76,415)

Cash Flows from Investing Activities
Note receivable	-	(10,000)
Collections on notes receivable	-	484

Net Cash Used in Investing Activities	-	(9,516)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	25,000
Proceeds from convertible notes payable, related parties	50,000	64,000

Net Cash Provided by Financing Activities	50,000	89,000

Net Change in Cash	(1,563)	3,069

Cash - beginning of reporting period	3,688	619

Cash - end of reporting period	$2,125	$3,688

Supplemental disclosure of cash flow information:
Interest paid	$5,024	$3,358

Non Cash Financing and Investing Activities
Resolution of warrant derivative liability	$-	$228,678
Exercise of conversion of debt and accrued interest – related party	$91,148	$-
Capital contribution related to salaries waived	$80,000	$80,000
Reclassification of tainted warrants to derivative liability	$-	$163,718
Recognition of derivative discount	$-	$31,190

See accompanying notes to the audited financial statements.

FairWind Energy, Inc.

August 31, 2018 and 2017

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. Topic 842 requires substantially all leases, including leases currently classified as operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This update is effective for financial statements issued for annual periods beginning after December 15, 2018, with transition requiring lessees to recognize and measure leases existing at, or entered into after, the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard was originally effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU No. 2015-14 simply defers the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 for public entities and beginning after December 15, 2018 for all other entities, with early adoption permitted for reporting periods after December 15, 2016. The Company is currently evaluating the impact of this accounting standard on its financial statements and related disclosures.

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

There were potentially dilutive common shares in the form of outstanding warrants and shares of common stock issuable pursuant to outstanding debt for the year ended August 31, 2017 and shares issued on convertible debt for the year ended August 31, 2018. These shares were non-dilutive for the years ended August 31, 2017 and 2018 owing to net losses incurred by the Company.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net loss that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Stock-Based Payments

The Company recognizes all employee stock-based payments as a cost in the financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value for stock options using the Black-Scholes option-pricing model.

To determine the fair value of stock warrants granted during the year ended 2017, the Company used the Black-Scholes option-pricing model and the following weighted average assumptions. No warrants were issued or outstanding for the year ended 2018.

Assumptions	August 31, 2017

Risk-free interest rate	0.71% - 1.49%

Expected Dividend yield	0%

Expected lives (years)	2.27 – 3.00

Volatility	93.80%

The risk-free interest rate used is based on the implied yield on Treasury Constant Maturities with a remaining term equal to the expected term of the stock warrant. The expected dividend yield is zero as the Company has not paid cash dividends in the past and has no expectation of paying dividends in the foreseeable future. The expected volatility is calculated based on historical pattern of fluctuations in the common stock price. The Company determined the initial expected life based on the simplified method. The simplified method was used because the Company does not yet have enough history to establish an expected term based on actual forfeitures to date.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2018, a net loss, and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Related Party Transactions and Balances

Accounts Payable

The Company has a balance of $7,711 and $3,137 as of August 31, 2018 and 2017, respectively due to Michael Winterhalter, Chief Executive Officer, for expenses paid on behalf of the Company.

Free Office Space

The Company has been provided office space by Michael Winterhalter, Chief Executive Officer, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Convertible Notes Payable

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

A derivative liability related to the embedded conversion option of $13,932 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 6, the conditions that generated the derivative liability related to the related party note was extinguished on March 1, 2017 and $12,160 was transferred to “Loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the related party convertible note payable for the years ended August 31, 2018 and August 31, 2017 was $0 and $13,932, respectively, and is included in “Loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on related party convertible note payable was $9,581 and $4,351 for the year ended August 31, 2018 and August 31, 2017, respectively, and is included in “interest expense” in the accompanying statements of operations.

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

Effective April 27, 2018, the Company converted all of Michael Winterhalter’s and William Winterhalter’s outstanding debt, which was an aggregate amount of $89,000. Prior to the conversion, all debt was assigned to Michael Winterhalter. Accrued interest expense through the date of conversion amounted to $2,148 and the unamortized discount amounted to $4,925. The debt was converted into 14,553,000 shares at approximately $0.006 per share. Per the agreement, the shares should have been converted at the floor price of $0.10 per share. Excess shares received amounted to 13,641,520. The NASDAQ price per share as of the conversion date was $3.125 and therefore, the related expense amounted to $42,629,753, which is included in the financial statements as a loss on extinguishment of debt.

The Company issued a convertible promissory note on June 12, 2018 for $25,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

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

Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant. As of August 31, 2018 and 2017 no options under this plan have been granted.

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business and advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of August 31, 2018, there were no warrants of company stock outstanding under this agreement. Costs associated with the warrant issuances are included in "Professional fees" in the accompanying statements of operations in the amount of $0 and $173,462 for the years ended August 31, 2018 and 2017, respectively.

Effective February 15, 2018, the Company and consultant mutually agreed to cancel all warrants related to this consulting agreement as a result of unsatisfactory performance. There was no cost to the Company associated with the warrant cancellation due to the nonperformance. The weighted average exercise price of the warrants at cancellation was $0.001.

Following is a summary of warrant activity during 2018 and 2017:

Options Outstanding	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance, August 31, 2016	125,000	$0.001	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Balance, August 31, 2017	125,000	0.001	2.30
Granted	-	-	-
Exercised	-	-	-
Cancelled	(125,000)	0.001	-
Balance, August 31, 2018	-	$-	-

Following is a summary of non-vested warrant activity during 2018 and 2017:

	Options	Weighted average grant date fair value
Non-vested at August 31, 2016	75,000	$-
Granted	-	-
Vested	(75,000)	-
Forfeited	-	-
Non-vested at August 31, 2017	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at August 31, 2018	-	$-

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

There were no warrants as of August 31, 2018.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $60,000 and $60,000 for the years ended August 31, 2018 and 2017, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $20,000 and $20,000 for the years ended August 31, 2018 and 2017, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations. These amounts are treated as non-cash capital contributions in the accompanying consolidated Statements of changes in Stockholder’s Deficit.

Note 6 – Notes Receivable and Convertible Notes Payable

The Company issued a note receivable on September 28, 2016 in the amount of $10,000 to Black Diamond Bits, LLC. The interest rate is 8% and the principal and interest will be due in its entirety on January 1, 2017 for a total amount of $10,710. As of August 31, 2017 Black Diamond has not consummated the sale of their business, which had been the trigger for Black Diamond Bits, LLC to fully pay their obligation. Two interest payments have been made to date of $291 and $193 in April and June 2017, respectively. During the year ended August 31, 2017, Fairwind Energy has sent this note to collections and has reserved against credit losses on the note in the amount of $7,226. This is based on the collection agency’s historically collects rate, average of 85% collections, weighted against management’s estimate. During the year ended August 31, 2018, FairWind Energy considers the note uncollectible and the note of $3,000 has been written off to bad debt expense.

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

A derivative liability related to the embedded conversion option of $17,258 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 4, the conditions that generated the derivative liability related to the related party note were extinguished on March 1, 2017 and $15,245 was transferred to “Loss on fair value of derivative instruments”. The decrease in fair value of the derivative liability of the convertible note payable for the year ended August 31, 2017 was $17,258 and is included in “Loss on fair value of derivative instruments” on the accompanying statements of operations. Amortization of the discount on convertible note payable was $7,736 and $5,269 for the years ended August 31, 2018 and 2017, respectively, and is included in “interest expense” in the accompanying statements of operations. The debt under this agreement remains as the agreement did not qualify for debt extinguishment.

Convertible Notes Payable consist of the following as of August 31, 2018 and 2017:

August 31, 2018
Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
Mike Winterhalter	25,000
Less current maturities	-
Long-term maturities	50,000
Unamortized Discount	(4,253)
$45,747

August 31, 2017
Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
William Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	4,000
Mike Winterhalter	10,000
Less current maturities	-
Long-term maturities	89,000
Unamortized Discount	(21,570)
$67,430

The Company’s amortization expense related to the unamortized discount for year ended August 31, 2018 was $17,317.

Maturities of convertible notes payable for each of the fiscal years subsequent to August 31, 2018 are as follows:

2019	$25,000
2020	-
2021	25,000
$50,000

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

Compensation

In consideration of the services to be provided, the Employee, during the term of his employment, shall be paid a base salary of $60,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2018, no payments have been made. The Company and the Employee collectively waived payment above in the amount of $60,000 and 60,000 for the years ended August 31, 2018 and 2017, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statements of Operations.

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

Compensation

In consideration of the services to be provided, the Director, during the term of his employment, shall be paid a base salary of $20,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Director is entitled to receive benefits in accordance with the Employer's standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2018, no payments have been made. The Company and the Director collectively waived payment above in the amount of $20,000 and $20,000 for the years ended August 31, 2018 and 2017, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statements of Operations.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

One customer accounted for all of the total revenue during the year ended August 31, 2017. There was no revenue for the year ended August 31, 2018. A reduction in sales from or loss of such customer would have a material adverse effect on the Company's results of operations and financial condition.

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At August 31, 2018, the Company had net operating loss ("NOL") carry–forwards for Federal income tax purposes of $662,043 that may be offset against future taxable income through 2037. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $139,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased by $77,200 and $31,281 for the year ended August 31, 2018 and 2017, respectively.

Components of deferred tax assets are as follows:

	August 31, 2018	August 31, 2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$139,000	$216,200

Less valuation allowance	(139,000)	(216,200)

Deferred tax assets, net of valuation allowance	$ -	$ -

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of loss before income taxes is as follows:

	For the year ended August 31, 2018	For the year ended August 31, 2017

Blended federal statutory income tax rate	25.33%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss ("NOL") carry-forwards	(25.33)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are August 31, 2016 to the current tax year.

Note 11 – Subsequent Events

The Company issued a convertible promissory note on September 12, 2018 for $20,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2018 are as follows:

Name	Age	Positions

Michael Winterhalter	58	President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors
Scott Thomas	56	Vice President, Secretary, and Director
Eric Krogius	58	Director
Robert Drust	58	Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2018, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Thomas (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended August 31, 2018:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Winterhalter (1)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Scott Thomas (2)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Winterhalter (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Thomas (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric Krogius (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Drust (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(2)	Appointed Vice President, Secretary and Director on June 2, 2013.
(3)	Appointed Director on June 2, 2013.
(4)	Appointed Director on June 2, 2013.

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

The percentages below are calculated based on 20,570,406 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Michael Winterhalter (3)	18,468,000	89.8%
Common Stock	Eric Krogius (4)	925,000	4.4%
Common Stock	Robert Drust (5)	192,500	*
Common Stock	Scott Thomas (6)	5,500	*
All directors and executive officers as a group (4 persons)		5,000	*

(1)	The percentages below are based on 20,570,406 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o FairWind Energy Inc., 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.
(3)	Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013.
(4)	Appointed Director on June 2, 2013.
(5)	Appointed Director on June 2, 2013.
(6)	Appointed Vice President, Secretary and Director on June 2, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2018 and 2017, the total fees charged to the company for audit services, including quarterly reviews were $23,000 and $24,000, total fees charged for tax services and other services were $0 and $0, respectively.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: November 13, 2018	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President, Chief Executive Officer, Treasurer, and Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Winterhalter as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of FairWind Energy Inc. for the fiscal year ended August 31, 2018, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: November 13, 2018	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President, Chief Executive Officer, Treasurer, and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: November 13, 2018	By:	/s/ Scott Thomas
	Name:	Scott Thomas
	Title:	Vice President, Secretary, and Director

Dated: November 13, 2018	By:	/s/ Eric Krogius
	Name:	Eric Krogius
	Title:	Director

Dated: November 13, 2018	By:	/s/ Robert Drust
	Name:	Robert Drust
	Title:	Director

