Form 10-Q
period 2019-02-28
FairWind Energy Inc.
filed 2019-03-27
CIK 1603345

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of March 25, 2019, there were 20,570,406 shares of common stock, $0.001 par value per share, outstanding.

FAIRWIND ENERGY INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2019

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Balance sheets at February 28, 2019 (Unaudited) and August 31, 2018	F-2

Statements of operations for the three and six months ended February 28, 2019 and 2018 (Unaudited)	F-3

Statement of changes in stockholders equity (deficit) for the three and six months ended February 28, 2019 and 2018 (Unaudited) and year ended August 31, 2018	F-4

Statements of cash flows for the six months ended February 28, 2019 and 2018 (Unaudited)	F-5

Notes to the financial statements (Unaudited)	F-6

FairWind Energy, Inc.

Balance Sheets

	February 28, 2019	August 31, 2018
	(Unaudited)

Assets
Current Assets
Cash	$1,002	$2,125

Total current assets	1,002	2,125

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,320)	(1,188)

Computer equipment, net	8	140

Total assets	$1,010	$2,265

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable - related party	$-	$7,711
Accrued expenses	531	1,940
Total current liabilities	531	9,651

Long Term Liabilities
Convertible note payable, net of unamortized discount	22,709	20,747
Convertible note payable, related-party	75,000	25,000
Total long term liabilities	97,709	45,747

Total liabilities	98,240	55,398

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 20,570,406 shares issued and outstanding as of February 28, 2019 and August 31, 2018	20,570	20,570
Additional paid-in capital	43,864,238	43,824,238
Accumulated deficit	(43,982,038)	(43,897,941)

Total stockholders' deficit	(97,230)	(53,133)

Total liabilities and stockholders' deficit	$1,010	$2,265

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Professional fees	$13,841	$17,132	$36,502	$22,697
Salary and wages - officers	20,000	20,000	40,000	40,000
General and administrative expenses	2,000	3,885	2,335	4,001

Total operating expenses	35,841	41,017	78,837	66,698

Loss from Operations	(35,841)	(41,017)	(78,837)	(66,698)

Other Expense
Interest expense, net	2,932	7,244	5,260	14,305

Other expense, net	2,932	7,244	5,260	14,305

Net Loss	$(38,773)	$(48,261)	$(84,097)	$(81,003)

Loss per share
- Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	11,041,181	6,017,406	11,041,181	6,017,406

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Changes in Stockholders' Equity (Deficit)
For the six months ended February 28, 2019 (Unaudited) and year ended August 31, 2018

	Common stock par value $0.001				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2017	6,017,406	$6,017	$1,037,890	$(1,108,988)	$(65,081)

Conversion of debt	14,553,000	14,553	76,595		91,148

Contribution to capital			80,000		80,000

Loss on extinguishment of debt			42,629,753		42,629,753

Net Loss				(42,788,953)	(42,788,953)

Balance, August 31, 2018	20,570,406	$20,570	$43,824,238	$(43,897,941)	$(53,133)

Contribution to capital			40,000		40,000

Net Loss				(84,097)	(84,097)

Balance, February 28, 2019	20,570,406	$20,570	$43,864,238	$(43,982,038)	$(97,230)

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2019	February 28, 2018
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(84,097)	$(81,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	132
Bad debt expense	-	3,000
Amortization of discount on derivative liabilities	1,962	10,430
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	(7,711)	-
Accrued expenses	38,591	40,351

Net Cash Used in Operating Activities	(51,123)	(27,090)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	50,000	25,000

Net Cash Provided by Financing Activities	50,000	25,000

Net Change in Cash	(1,123)	(2,090)

Cash - beginning of reporting period	2,125	3,688

Cash - end of reporting period	$1,002	$1,598

Supplemental disclosure of cash flow information:
Interest paid	$3,298	$3,759

Non Cash Financing and Investing Activities
Capital contribution related to salaries waived	$40,000	$40,000

See accompanying notes to the unaudited financial statements.

FairWind Energy, Inc.

February 28, 2019 and 2018

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

Reclassification

Certain amounts have been reclassified to conform to the current quarter’s presentation.

Note 3 - Going Concern

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2019, a net loss, and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Convertible Note Payable

The company issued a convertible promissory note on December 1, 2018 and February 25, 2019 for $20,000 and $10,000, respectively, to Michael Winterhalter. These notes mature on their third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

Note 5 - Equity

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $30,000 for the six months ended February 28, 2019. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations and additional paid in capital in the accompanying Balance Sheets.

The Company and Eric Krogius collectively waived payment in the amount of $10,000 for the six months ended February 28, 2019. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations and additional paid in capital in the accompanying Balance Sheets.

Note 6 - Convertible Note Payable

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

Notes Payable consist of the following as of February 28, 2019:

Julie Cameron Down Revocable Trust	$25,000
Related Party Notes:
Mike Winterhalter	25,000
Mike Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Long-term maturities	100,000
Unamortized Discount	(2,291)
$97,709

Maturities of notes payable for each of the fiscal years subsequent to February 28, 2019 are as follows:

August 31, 2020	$25,000
August 31, 2021	25,000
August 31, 2022	50,000
August 31, 2023	-
August 31, 2024	-
Thereafter	-
$100,000

Note 7 - Subsequent Events

The Company has evaluated subsequent events through March 26, 2019 noting none.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of FairWind Energy Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on November 13, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to February 28, 2019, we raised a total of $442,301 from private and public offerings of our common stock, and $179,000 from private offerings of debt in the form of convertible promissory notes.

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

Basis of Presentation

The Company’s financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Results of Operations

Three- and Six-Month Periods Ended February 28, 2019 and 2018

We recorded no revenues for the three and six months ended February 28, 2019 and 2018.

For the three months ending February 28, 2019, we incurred total operating expenses of $35,841, consisting of professional fees of $13,841, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,000. By comparison, for the three months ending February 28, 2018, we incurred total operating expenses of $41,017, consisting of professional fees of $17,132, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $3,885.

We incurred a net loss of $38,773 for the three months ended February 28, 2019, and a net loss of $48,261for the three months ended February 28, 2018.

For the six months ending February 28, 2019, we incurred total operating expenses of $84,097, consisting of professional fees of $36,502, salaries and wages to officers of the Company of $40,000, and general and adminis trative expenses of $2,335. By comparison, for the six months ending February 28, 2018, we incurred total operating expenses of $66,698, consisting of professional fees of $22,697, salaries and wages to officers of the Company of $40,000, and general and administrative expenses of $4,001.

We incurred a net loss of $84,097 for the six months ended February 28, 2019, and a net loss of $81,003 for the six months ended February 28, 2018.

Liquidity and Capital Resources

At February 28, 2019, we had a cash balance of $1,002, and our working capital balance is $471. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

None through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2019.

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

FAIRWIND ENERGY INC.
(Name of Registrant)

Date: March 27, 2019	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	President and Chief Executive Officer,
Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

