Form 10-Q
period 2019-05-31
Agentix Corp.
filed 2019-07-15
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-55383

AGENTIX CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

(Address of principal executive offices, zip code)

(949) 933-5411

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of July 11, 2019, there were 20,571 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2019

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Agentix Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

(fka FairWind Energy, Inc.)

May 31, 2019 and May 31, 2018

Agentix Corp.

(fka FairWind Energy, Inc.)

Balance Sheets

	May 31, 2019	August 31, 2018
	(Unaudited)

Assets
Current Assets
Cash	$64	$2,125

Total current assets	64	2,125

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,328)	(1,188)

Computer equipment, net	-	140

Total assets	$64	$2,265

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable - related party	$-	$7,711
Accrued expenses	531	1,940
Total current liabilities	531	9,651

Long Term Liabilities
Convertible note payable, related party, net of unamortized discount	23,690	20,747
Convertible note payable, related-party	85,000	25,000
Total long term liabilities	108,690	45,747

Total liabilities	109,221	55,398

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 20,571 shares issued and outstanding as of May 31, 2019 and August 31, 2018	21	21
Additional paid-in capital	43,904,787	43,844,787
Accumulated deficit	(44,013,965)	(43,897,941)

Total stockholders' deficit	(109,157)	(53,133)

Total liabilities and stockholders' deficit	$64	$2,265

See accompanying notes to the unaudited financial statements.

Agentix Corp.

(fka FairWind Energy, Inc.)

Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Professional fees	$8,441	$14,197	$44,943	$36,894
Salary and wages - officers	20,000	20,000	60,000	60,000
General and administrative expenses	2,005	4,698	4,340	8,699

Total operating expenses	30,446	38,895	109,283	105,593

Loss from Operations	(30,446)	(38,895)	(109,283)	(105,593)

Other Expense
Interest expense, net	1,481	7,529	6,741	21,834
Loss on extinguishment of debt	-	42,629,753	-	42,629,753

Other expense, net	1,481	42,637,282	6,741	42,651,587

Net Loss	$(31,927)	$(42,676,177)	$(116,024)	$(42,757,180)

Loss per share
- Basic and Diluted	$(1.55)	$(3,742.86)	$(5.64)	$(5,507.27)

Weighted average common shares outstanding
- Basic and Diluted	11,041	11,402	11,041	7,764

See accompanying notes to the unaudited financial statements.

Agentix Corp.

(fka FairWind Energy, Inc.)

Statements of Changes in Stockholders' Equity (Deficit)

For the nine months ended May 31, 2019 (Unaudited) and 2018 (Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2017	6,017,406	$6,017	$1,037,890	$(1,108,988)	$(65,081)

Reverse stock split	(20,549,835)	(20,549)	20,549		-

Conversion of debt	14,553,000	14,553	76,595		91,148

Contribution to capital			60,000		60,000

Loss on extinguishment of debt			42,629,753		42,629,753

Net Loss				(42,757,180)	(42,757,180)

Balance, May 31, 2018	20,571	$21	$43,824,787	$(43,866,168)	$(41,360)

Contribution to capital			20,000		20,000

Net Loss				(31,773)	(31,773)

Balance, August 31, 2018	20,571	$21	$43,844,787	$(43,897,941)	$(53,133)

Contribution to capital			60,000		60,000

Net Loss				(116,024)	(116,024)

Balance, May 31, 2019	20,571	$21	$43,904,787	$(44,013,965)	$(109,157)

See accompanying notes to the unaudited financial statements.

Agentix Corp.

(fka FairWind Energy, Inc.)

Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2019	May 31, 2018
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(116,024)	$(42,757,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	140	198
Bad debt expense	-	3,000
Amortization of discount on derivative liabilities	2,943	16,336
Loss on extinguishment of debt - related party	-	42,629,753
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	(7,711)	18,691
Accrued expenses	58,591	61,074

Net Cash Used in Operating Activities	(62,061)	(28,128)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	60,000	25,000

Net Cash Provided by Financing Activities	60,000	25,000

Net Change in Cash	(2,061)	(3,128)

Cash - beginning of reporting period	2,125	3,688

Cash - end of reporting period	$64	$560

Supplemental disclosure of cash flow information:
Interest paid	$3,798	$8,697

Non Cash Financing and Investing Activities
Exercise of conversion of debt	$-	$91,148
Capital contribution related to salaries waived	$60,000	$60,000

See accompanying notes to the unaudited financial statements.

Agentix Corp.

(fka FairWind Energy, Inc.)

May 31, 2019 and 2018

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Agentix Corp.

FairWind Energy, Inc. (the “Company”, “Fairwind Energy”) was incorporated on April 18, 2013 under the laws of the State of Nevada. The Company engages in composite design, engineering and manufacturing to be used in solar/wind hybrid power systems, oil and gas industry pumping and civil engineering and infrastructure products. Effective June 17, 2019, the Company changed its name to Agentix Corp.

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2019, a net loss, and net cash used in operating activities for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Note Payable

The company issued a convertible promissory note on April 30, 2019 for $10,000 to Michael Winterhalter. This note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $0.10 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

Effective April 30, 2019, Michael Winterhalter purchased Julie Cameron Down Revocable Trust’s convertible promissory note in the principal amount of $25,000.

Note 5 – Equity

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $45,000 for the nine months ended May 31, 2019. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations and additional paid in capital in the accompanying Balance Sheets.

The Company and Eric Krogius collectively waived payment in the amount of $15,000 for the nine months ended May 31, 2019. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations and additional paid in capital in the accompanying Balance Sheets.

Effective June 17, 2019, the Company proceeded with a reverse stock split. All figures have been updated to reflect the reverse stock split. See Note 7.

Note 6 – Convertible Note Payable

The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $0.10 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note. Effective April 30, 2019, Michael Winterhalter purchased Julie Cameron Down Revocable Trust’s convertible promissory note in the principal amount of $25,000.

Notes Payable consist of the following as of May 31, 2019:

Related Party Notes:
Mike Winterhalter	25,000
Mike Winterhalter	25,000
Mike Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	10,000
Long-term maturities	$110,000

The unamortized discount amount relating to the convertible promissory note is $1,310.

Maturities of notes payable for each of the fiscal years subsequent to May 31, 2019 are as follows:

August 31, 2020	$25,000
August 31, 2021	25,000
August 31, 2022	60,000
August 31, 2023	-
August 31, 2024	-
Thereafter	-
$110,000

Note 7 – Subsequent Events

Effective June 17, 2019, the Company proceeded with a reverse stock split of one (1) share of common stock, par value $0.001 per share, shall be issued for one thousand (1,000) issued shares of common stock, par value $0.001 per share. The reverse stock split has resulted in 20,571 common shares issued and outstanding and this change has been retroactively stated in the financial statements for the quarter ended May 31, 2019.

Effective June 17, 2019, the Company changed its name from FairWind Energy, Inc. to Agentix Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on November 13, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to May 31, 2019, we raised a total of $442,301 from private and public offerings of our common stock, and $179,000 from private offerings of debt in the form of convertible promissory notes.

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

Results of Operations

Three- and Nine-Month Periods Ended May 31, 2019 and 2018

We recorded no revenues for the three and nine months ended May 31, 2019 and 2018.

For the three months ending May 31, 2019, we incurred total operating expenses of $30,446, consisting of professional fees of $8,441, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,005. By comparison, for the three months ending May 31, 2018, we incurred total operating expenses of $38,895, consisting of professional fees of $14,197, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $4,698.

We incurred a net loss of $31,972 for the three months ended May 31, 2019, and a net loss of $42,676,177 for the three months ended May 31, 2018. The net loss for the three months ended May 31, 2018 was approximately 93% larger than the net loss for three months ended May 31, 2019, due primarily to the conversion of debt into shares of common stock.

For the nine months ending May 31, 2019, we incurred total operating expenses of $109,283, consisting of professional fees of $44,943, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $4,340. By comparison, for the nine months ending May 31, 2018, we incurred total operating expenses of $105,593, consisting of professional fees of $36,894, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $8,699.

We incurred a net loss of $116,024 for the nine months ended May 31, 2019, and a net loss of $42,757,180 for the nine months ended May 31, 2018. The net loss for the nine months ended May 31, 2018 was approximately 93% larger than the net loss for nine months ended May 31, 2019, due primarily to the conversion of debt into shares of common stock.

Liquidity and Capital Resources

At May 31, 2019, we had a cash balance of $64, and our working capital balance was $(109,157). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

Effective June 17, 2019, the Company proceeded with a reverse stock split of one (1) share of common stock, par value $0.001 per share, for one thousand (1,000) issued shares of common stock, par value $0.001 per share. The reverse stock split has resulted in 20,571 common shares issued and outstanding and this change has been retroactively stated in the financial statements for the quarter ended May 31, 2019.

Effective June 17, 2019, the Company changed its name from FairWind Energy, Inc. to Agentix Corp.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-55383), filed with the SEC on July 11, 2019.
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

AGENTIX CORP.
(Name of Registrant)

Date: July 15, 2019	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

