Form 10-K
period 2019-08-31
Agentix Corp.
filed 2019-12-05
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

At February 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,225,773,150. At November 20, 2019, there were 25,313 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

AGENTIX CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Agentix Corp., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

All references in this Form 10-K to the “Company”, “Agentix”, “we”, “us,” or “our” are to Agentix Corp.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

Agentix was incorporated under the name “FairWind Energy Inc.” on April 18, 2013. On June 17, 2019, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Articles of Incorporation of the Company to change its name from FairWind Energy Inc. to Agentix Corp. Through its proprietary use of materials and manufacturing technique, Agentix is developing power sources drawing from renewable energy supply. We also use our trade secrets and composite industry know-how to cross-market products into the oil & gas extraction industry. Providing a reliable power source based on renewable energies required us to address shortcomings of existing technologies ranging from availability of supply (e.g., solar power at night) to quality of componentry available (blades, stanchions, magnets). The hybridization of power sources (solar and wind) and manufacturing with next generation composite materials is our solution. Our fiscal year end is August 31, and we have no subsidiaries. Our business offices are currently located at 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

We had revenues of $0 and $0 for the fiscal years ended August 31, 2019 and 2018, respectively. At August 31, 2019, our total current assets were $93, consisting solely of cash, and our total current liabilities were $40,878. Our net loss for the fiscal year ended August 31, 2019 was $132,652.

OVERVIEW

Through proprietary use of materials and manufacturing technique, Agentix is developing power sources drawing from renewable energy supply. We also use trade secrets and composite industry know-how to cross-market products into the oil & gas extraction industry.

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

Marketing and Sales

We believe that consumer interest in green energy continues to grow. Finding viable uses that make sense on a sustainable business model will be a priority for Agentix. Final development of hybrid wind/solar power supply will show a feasible low-cost, no direct subsidy product that can be taken to the consumer and light industrial market. “Becoming known” will be the marketing challenge. And to take this on will call for an aggressive presence at trade shows, well designed internet visibility and frequent participation in field trials. Equally important will be cultivating industry alliances and leveraging existing relationships.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We incurred $0 in research and development costs for the fiscal years ended August 31, 2019 and 2018.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Scott Stevens conducts our operations on a part-time basis. Mr. Stevens does not have an employment agreement with the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since July 31, 2019, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets Group, Inc. (“OTC Markets”) under the stock symbol “AGTX”. From August 4, 2015, until July 30, 2019, our shares of common stock have been quoted on the OTCPink tier of the OTC Markets under the stock symbol “FWDR”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group, Inc. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price (1)
Financial Quarter Ended	High ($)	Low ($)

August 31, 2019	2,400.00	10.00
May 31, 2019	1,050.00	1,050.00
February 28, 2019	1,050.00	1,050.00
November 30, 2018	3,125.00	1,150.00
August 31, 2018	3,125.00	3,125.00
May 31, 2018	3,125.00	3,125.00
February 29, 2018	3,125.00	3,125.00
November 30, 2017	3,125.00	3,125.00

________

(1) All prices reflect a 1-for-1,000 reverse split of its issued and outstanding common stock effective July 3, 2019.

HOLDERS

On July 3, 2019, the Company effected a 1-for-1,000 reverse split of its issued and outstanding common stock. As of August 31, 2019 the Company had 20,571 shares of common stock issued and outstanding held by approximately 49 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 24, 2019, we issued 4,712 shares of common stock to Grays Peak Ventures LLC, an entity controlled by Scott Stevens, our President and a Director, pursuant to a Notice of Conversion dated October 24, 2019, of $110,000 of Convertible Promissory Notes and $7,808.22 of accrued interest thereon. The conversion rate under the Convertible Promissory Notes was the 10-day VWAP of shares of common stock on the OTC Markets, which was $25.00 per share on the date of conversion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2019.

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

RESULTS OF OPERATIONS

For the year ended August 31, 2019, we generated revenues of $0. For the year ended August 31, 2018, we generated revenues of $0.

For the year ended August 31, 2019, we incurred operating expenses of $121,317, consisting of professional fees of $57,322, salary and wages of $60,000, and general and administrative expenses of $3,995. By way of comparison, for the year ended August 31, 2018, we incurred operating expenses of $134,376, consisting of professional fees of $45,593, salary and wages of $80,000, and general and administrative expenses of $8,783.

We incurred net losses of $132,652 and $42,788,953 for the years ended August 31, 2019 and 2018, respectively. The following table provides selected financial data about our company at August 31, 2019 and 2018.

Balance Sheet Data	August 31, 2019	August 31, 2018
Cash and Cash Equivalents	$93	$2,125
Total Assets	$93	$2,265
Total Liabilities	$125,878	$55,398
Shareholders’ Deficit	$(125,785)	$(53,133)

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2019, we had a cash balance of $93, total current liabilities of approximately $40,878. Total expenditures over the next 12 months are expected to be approximately $350,000, in order to complete our 12-month plan of operation, more fully described in the paragraph below. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

Agentix, Inc.

August 31, 2019 and August 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Agentix Corp. (“the Company”) as of August 31, 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Spokane, Washington

November 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FairWind Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FairWind Energy, Inc. (the “Company”) as of August 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor from 2015 through 2018.

Houston, Texas

November 13, 2018

Agentix Corp.
(fka FairWind Energy, Inc.)
Balance Sheets

	August 31, 2019	August 31, 2018

Assets
Current Assets
Cash	$93	$2,125

Total current assets	93	2,125

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,328)	(1,188)

Computer equipment, net	-	140

Total assets	$93	$2,265

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$7,245	$-
Accounts payable - related party	5,250	7,711
Accrued expenses	3,712	1,940
Convertible note payable, related party, net of unamortized discount	24,671	-
Total current liabilities	40,878	9,651

Long Term Liabilities
Convertible note payable, related-party	85,000	25,000
Convertible note payable, related party, net of unamortized discount	-	20,747
Convertible note payable, shareholder (Note 4)	-	-
Total long term liabilities	85,000	45,747

Total liabilities	125,878	55,398

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 20,570 shares issued and outstanding as of August 31, 2019 and 2018	21	21
Additional paid-in capital	43,904,787	43,844,787
Accumulated deficit	(44,030,593)	(43,897,941)

Total stockholders' deficit	(125,785)	(53,133)

Total liabilities and stockholders' deficit	$93	$2,265

See accompanying notes to the audited financial statements.

Agentix Corp.
(fka FairWind Energy, Inc.)
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	August 31, 2019	August 31, 2018

Operating Expenses
Professional fees	$57,322	$45,593
Salary and wages - officers	60,000	80,000
General and administrative expenses	3,995	8,783

Total operating expenses	121,317	134,376

Loss from Operations	(121,317)	(134,376)

Other Expense
Interest expense, net	11,335	24,824
Loss on extinguishment of debt	-	42,629,753

Other expense, net	11,335	42,654,577

Loss before Income Tax Provision	(132,652)	(42,788,953)

Income Tax Provision	-	-

Net Loss	$(132,652)	$(42,788,953)

Loss per share
- Basic and Diluted	$(6.45)	$(3,875.40)

Weighted average common shares outstanding
- Basic and Diluted	20,570	11,041

See accompanying notes to the audited financial statements.

Agentix Corp.
(fka FairWind Energy, Inc.)
Statements of Changes in Stockholders' Equity (Deficit)
For the years ended August 31, 2019 and 2018

	Common Stock per value $0.01
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, August 31, 2017	6,017	$6	$1,043,901	$(1,108,988)	$(65,081)

Conversion of debt	14,553	15	42,720,886		42,720,901

Contribution to capital			80,000		80,000

Net Loss				(42,788,953)	(42,788,953)

Balance, August 31, 2018	20,570	$21	$43,844,787	$(43,897,941)	$(53,133)

Contribution to capital			60,000		60,000

Net Loss				(132,652)	(132,652)

Balance, August 31, 2019	20,570	$21	$43,904,787	$(44,030,593)	$(125,785)

See accompanying notes to the audited financial statements.

Agentix Corp.
(fka FairWind Energy, Inc.)
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	August 31, 2019	August 31, 2018

Cash Flows from Operating Activities
Net loss	$(132,652)	$(42,788,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	140	264
Bad debt expense	-	3,000
Amortization of discount on derivative liabilities	3,924	17,317
Loss on extinguishment of debt - related party	-	42,629,753
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	4,784	4,574
Accrued expenses	61,772	82,482

Net Cash Used in Operating Activities	(62,032)	(51,563)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	60,000	50,000

Net Cash Provided by Financing Activities	60,000	50,000

Net Change in Cash	(2,032)	(1,563)

Cash - beginning of reporting period	2,125	3,688

Cash - end of reporting period	$93	$2,125

Supplemental disclosure of cash flow information:
Interest paid	$3,798	$5,024

Non Cash Financing and Investing Activities
Exercise of conversion of debt and accrued interest - related party	$-	$91,148
Capital contribution related to salaries waived	$60,000	$80,000

See accompanying notes to the audited financial statements.

Agentix Corp.

(fka FairWind Energy, Inc.)

August 31, 2019 and 2018

Notes to the Financial Statements

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard was originally effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU No. 2015-14 simply defers the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2018, with early adoption permitted for reporting periods after December 15, 2016. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. The adoption had no material impact on the Company’s financial statements and there were no adjustments to revenue as a result of the adoption.

Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

•	Identify the contract with a customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Reclassification

Certain amounts have been reclassified to conform to the current year’s presentation.

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

There were no dilutive common shares for the years ended August 31, 2019 and 2018. The convertible notes payable were excluded from the EPS calculation as they would have been anti-dilutive. As of August 31, 2019, the aggregate shares excluded from the EPS calculation, as they would have been anti-dilutive, was 1.1 million shares.

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

No warrants were issued or outstanding for the years ended August 31, 2019 and 2018.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2019, a net loss, and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions and Balances

Accounts Payable

The Company has a balance of $5,250 and $7,711 as of August 31, 2019 and 2018, respectively. The $5,250 payable is due to Gray’s Peak Ventures (one of the new principal’s companies) for expenses paid on behalf of the Company. The $7,711 payable is due to Michael Winterhalter, former Chief Executive Officer, for expenses paid on behalf of the Company.

Free Office Space

The Company has been provided office space by Michael Winterhalter, former Chief Executive Officer, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Convertible Notes Payable

The Company issued a convertible promissory note on September 23, 2016 to William C. Winterhalter, Michael Winterhalter’s father, in the amount of $20,000. The interest rate is 8% and the maturity date is September 23, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $100 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note. The debt under this agreement remains as the agreement did not qualify for debt extinguishment.

A derivative liability related to the embedded conversion option of $13,932 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 6, the conditions that generated the derivative liability related to the related party note was extinguished on March 1, 2017 and $12,160 was transferred to “Loss on fair value of derivative instruments”. Amortization of the discount on related party convertible note payable was $3,924 and $9,581 for the years ended August 31, 2019 and August 31, 2018, respectively, and is included in “interest expense” in the accompanying statements of operations.

The Company issued a convertible promissory note on November 1, 2017 for $10,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $100 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

The Company issued a convertible promissory note on February 13, 2018 for $15,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $100 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

The Company also issued convertible promissory notes on September 12, 2018, December 1, 2018, February 25, 2019 and April 30, 2019 in amounts of $20,000, $20,000, $10,000 and $10,000 respectively, to Michael Winterhalter. All four notes mature on their third anniversary with interest payable at 8% per annum. The outstanding notes and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $100 on the 10-day VWAP. The Company evaluated the conversion options of the convertible promissory notes for embedded derivatives and beneficial conversion features determining the conversion options to contain neither.

Effective April 27, 2018, the Company converted all of Michael Winterhalter’s and William Winterhalter’s outstanding debt, which was an aggregate amount of $89,000. Prior to the conversion, all debt was assigned to Michael Winterhalter. Accrued interest expense through the date of conversion amounted to $2,148 and the unamortized discount amounted to $4,925. The debt was converted into 14,553 shares at approximately $6.00 per share. Per the agreement, the shares should have been converted at the floor price of $100 per share. Excess shares received amounted to 13,642. The NASDAQ price per share as of the conversion date was $3,125 and therefore, the related expense amounted to $42,629,753, which is included in the financial statements as a loss on extinguishment of debt.

The Company issued a convertible promissory note on June 12, 2018 for $25,000 to Michael Winterhalter. The note matures on its third anniversary with interest payable at 8% per annum. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days, with a conversion floor of $100 on the 10-day Volume Weighted Average Price (“VWAP”). The Company evaluated the conversion option of the convertible promissory note for embedded derivatives and beneficial conversion features determining the conversion option to contain neither.

Note 5 – Equity

Reverse Stock Split

Effective June 17, 2019, the Company issued a one for one thousand reverse stock split. One share of common stock, par value $0.001 per share, was issued in exchange for one thousand issued shares of common stock, par value $0.001 per share. The amount reallocated to additional paid-in capital from common stock was $20,549. The financial statements were retroactively restated to reflect the reverse stock split.

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

Options under the Plan are to be granted at no less than fair market value of the shares at the date of grant. As of August 31, 2019 and 2018 no options under this plan have been granted.

Consulting Agreement

On March 14, 2016, the Company entered into a consulting agreement with Steve Moore for consulting services related to develop business and advise management of technology, products and services used in the oil and gas exploration and production. This agreement combines commissions payable on gross profit, as well as a warrant of company stock. The cost of these benefits is estimated at $250,000 over 2 years. As of August 31, 2018, there were no warrants of company stock outstanding under this agreement. Costs associated with the warrant issuances are included in “Professional fees” in the accompanying statements of operations in the amount of $0 for the years ended August 31, 2019 and 2018.

Effective February 15, 2018, the Company and consultant mutually agreed to cancel all warrants related to this consulting agreement as a result of unsatisfactory performance. There was no cost to the Company associated with the warrant cancellation due to the nonperformance. The weighted average exercise price of the warrants at cancellation was $0.001.

Following is a summary of warrant activity during 2018:

Options Outstanding	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)

Balance, August 31, 2017	125	$1.00	2.30
Granted	-	-	-
Exercised	-	-	-
Cancelled	(125)	1.00	-
Balance, August 31, 2018	-	$-	-

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

As of August 31, 2019, there was no unrecognized stock warrant cost related to unvested stock warrant awards as all awards have fully vested.

There were no warrants outstanding as of August 31, 2019.

Waived Compensation

The Company and Michael Winterhalter collectively waived payment in the amount of $45,000 and $60,000 for the years ended August 31, 2019 and 2018, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations.

The Company and Eric Krogius collectively waived payment in the amount of $15,000 and $20,000 for the years ended August 31, 2019 and 2018, respectively. Waived compensation expense is included in payroll expense in the accompanying Statements of Operations. These amounts are treated as capital contributions in the accompanying consolidated Statements of Cash Flow.

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

The Company issued a convertible promissory note on October 1, 2016 to Julie Cameron Down Revocable Trust in the amount of $25,000. The interest rate is 8% and the maturity date is September 30, 2019 in which all outstanding principal together with interest on this note shall be due. The outstanding note and accrued interest convert at the option of the holder or the Company at the volume weighted average price of the common stock for the preceding 10 days (10-day VWAP). On March 1, 2017 this note was amended to introduce a conversion floor of $100 on the 10-day VWAP. This amendment extinguished the conditions that generated derivative liabilities related to this note. Effective April 30, 2019, Michael Winterhalter purchased Julie Cameron Down Revocable Trust’s convertible promissory note in the principal amount of $25,000.

A derivative liability related to the embedded conversion option of $17,258 was recognized as a debt discount at the date of issuance of the note. As discussed in the preceding paragraph and in Note 4, the conditions that generated the derivative liability related to the related party note were extinguished on March 1, 2017. Amortization of the discount on convertible note payable was $3,925 and $7,736 for the years ended August 31, 2019 and 2018, respectively, and is included in “interest expense” in the accompanying statements of operations. The debt under this agreement remains as the agreement did not qualify for debt extinguishment.

Convertible Notes Payable consist of the following as of August 31, 2019 and 2018:

August 31, 2019
Related Party Notes:
Mike Winterhalter	25,000
Mike Winterhalter	25,000
Mike Winterhalter	20,000
Mike Winterhalter	20,000
Mike Winterhalter	10,000
Mike Winterhalter	10,000
Less current maturities	(25,000)
Long-term maturities	85,000
Unamortized Discount	(329)
$84,671

August 31, 2018
Julie Cameron Down Revocable Trust	$25,000
Related Party Notes: Mike Winterhalter	25,000
Less current maturities	-
Long-term maturities	50,000
Unamortized Discount	(4,253)
$45,747

The Company’s amortization expense related to the unamortized discount for years ended August 31, 2019 and 2018 was $3,925 and $17,317, respectively.

Maturities of convertible notes payable for each of the fiscal years subsequent to August 31, 2019 are as follows:

2020	$25,000
2021	25,000
2022	60,000
$110,000

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

Compensation

In consideration of the services to be provided, the Employee, during the term of his employment, shall be paid a base salary of $60,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Employee is entitled to receive benefits in accordance with the Employer’s standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2019, no payments have been made. The Company and the Employee collectively waived payment above in the amount of $45,000 and 60,000 for the years ended August 31, 2019 and 2018, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statement of Operations.

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

Effective June 10, 2019, Michael Winterhalter resigned as a director

Employment Agreement – Eric Krogius, Director

On April 30, 2014, the Company entered into an employment agreement with Eric Krogius (“the Director”) with the same terms and conditions of the Employment Agreement with Michael Winterhalter except the following:

Compensation

In consideration of the services to be provided, the Director, during the term of his employment, shall be paid a base salary of $20,000 per year in equal monthly installments, in arrears, less applicable statutory deductions. In addition, the Director is entitled to receive benefits in accordance with the Employer’s standard benefit package, as amended from time to time. During the fiscal year ended August 31, 2019, no payments have been made. The Company and the Director collectively waived payment above in the amount of $15,000 and $20,000 for the years ended August 31, 2019 and 2018, respectively. Waived compensation expense (see Note 5) is included in payroll expense in the accompanying Statement of Operations.

Effective June 10, 2019, Eric Krogius and Michael Winterhalter have resigned. Scott Stevens has been elected as the President and Director and Robert Whalen has been elected as the Secretary, Treasurer, and Director.

Note 8 – Concentrations and Credit Risk

Customers and Credit Concentrations

There was no revenue for the years ended August 31, 2019 and 2018.

Note 9 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At August 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $640,523 that may be offset against future taxable income through 2039. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $134,500 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased by $4,500 and $77,200 for the years ended August 31, 2019 and 2018, respectively.

Components of deferred tax assets are as follows:

	August 31, 2019	August 31, 2018
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$134,500	$139,000

Less valuation allowance	(134,500)	(139,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of loss before income taxes is as follows:

	For the year ended August 31, 2019	For the year endedAugust 31, 2018

Blended federal statutory income tax rate	21.00%	25.33%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(21.00)	(25.33)

Effective income tax rate	0.0%	0.0%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are August 31, 2018 to the current tax year.

Note 10 – Subsequent Events

On October 24, 2019, we issued 4,712 shares of common stock to Grays Peak Ventures LLC, an entity controlled by Scott Stevens, our President and a Director, pursuant to a Notice of Conversion dated October 24, 2019, of $110,000 of Convertible Promissory Notes and $7,808.22 of accrued interest thereon. The conversion rate under the Convertible Promissory Notes was the 10-day VWAP of shares of common stock on the OTC Markets, which was $25.00 per share on the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Scott Stevens, our President and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Stevens concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Stevens, our President and a director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 27, 2019, Robert Whalen resigned as Secretary, Treasurer and a director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2019 are as follows:

Name	Age	Positions

Scott Stevens	43	President, Secretary, Treasurer and Director

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

Scott Stevens, Age 43

Scott Stevens has served as our President and a member of the board of directors since June 10, 2019. Since 2014, Mr. Stevens, age 43, has been a Partner at Grays Peak Capital, a global investment firm located in New York. Mr. Stevens has over twenty years of global investment experience in finance, technology, consulting and M&A. Mr. Stevens is currently a director of Applied BioSciences Corp., a Nevada corporation, which trades on the OTCQB tier of the OTC Markets Group, Inc. Prior to Grays Peak, Mr. Stevens was a Portfolio Manager for sixteen years in public and private market investing. Before joining the buy-side, Mr. Stevens was an Analyst at Merrill Lynch & Co. in the Mergers & Acquisitions Group where he completed over $20 billion of transactions in various sectors including aerospace/defense, media, healthcare, and energy. Mr. Stevens graduated from the University of Michigan (BA Economics) in 1998. Mr. Stevens’ experience in finance and M&A led to our conclusion that Mr. Stevens should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, none of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees. Neither of our officers and directors have an employment agreement with us.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2019, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Scott Stevens (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Whalen (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Winterhalter (3)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Thomas (4)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President and director on June 10, 2019.
(2)	Appointed Secretary, Treasurer and director on June 10, 2019. Resigned as Secretary, Treasurer and director on November 27, 2019.
(3)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019.

(4)	Appointed Vice President, Secretary and Director on June 2, 2013. Resigned as Vice President, Secretary and Director on November 14, 2018.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended August 31, 2019:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scott Stevens (1)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Robert Whalen (2)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Michael Winter halter (3)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Scott Thomas (4)	2018	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

(1)	Appointed President and director on June 10, 2019.
(2)	Appointed Secretary, Treasurer and director on June 10, 2019. Resigned as Secretary, Treasurer and director on November 27, 2019.
(3)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019.

(4)	Appointed Vice President, Secretary and Director on June 2, 2013. Resigned as Vice President, Secretary and Director on November 14, 2018.

EMPLOYMENT AGREEMENTS

We have no employment agreements with any person.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Scott Stevens (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Whalen (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Winter halter (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric Krogius (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President and director on June 10, 2019.
(2)	Appointed Secretary, Treasurer and director on June 10, 2019. Resigned as Secretary, Treasurer and director on November 27, 2019.
(3)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019.

(4)	Appointed Vice President, Secretary and Director on June 2, 2013. Resigned as Vice President, Secretary and Director on November 14, 2018.

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

The percentages below are calculated based on 25,313 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (6)	Percent of Common Stock (1)

Common Stock	Scott Stevens (3)	14,070	55.58%
Common Stock	Robert Whalen (5)	9,527	37.63%
All directors and executive officers as a group (1 person)		24,105	55.58%

____________

(1)	The percentages below are based on 25,313 shares of our common stock issued and outstanding as of the date of this Form 10-K.
(2)	c/o Agentix Corp., 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.
(3)	Appointed President and director on June 10, 2019.
(4)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019.

(5)	Appointed Secretary, Treasurer and director on November 14, 2018. Resigned as Secretary, Treasurer and director on November 27, 2019.
(6)	All prices reflect a 1-for-1,000 reverse split of its issued and outstanding common stock effective July 3, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 24, 2019, we issued 4,712 shares of common stock to Grays Peak Ventures LLC, an entity controlled by Scott Stevens, our President and a Director, pursuant to a Notice of Conversion dated October 24, 2019, of $110,000 of Convertible Promissory Notes and $7,808.22 of accrued interest thereon. The conversion rate under the Convertible Promissory Notes was the 10-day VWAP of shares of common stock on the OTC Markets, which was $25.00 per share on the date of conversion.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2019 and 2018, the total fees charged to the company for audit services, including quarterly reviews were $17,500 and $23,000, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-55383), filed with the SEC on July 11, 2019.
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

AGENTIX CORP.
(Name of Registrant)

Date: December 5, 2019	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	President and Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Stevens as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended August 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: December 5, 2019	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	President and Director (principal executive officer, principal accounting officer and principal financial officer)

