Form 10-Q
period 2019-11-30
Agentix Corp.
filed 2020-01-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 14, 2020, there were 25,282 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2019

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	F-1

	Balance sheets at November 30, 2019 (Unaudited) and August 31, 2019.	F-2

	Statements of operations for three months ended November 30, 2019 and 2018 (unaudited).	F-3

	Statement of changes in stockholders’ equity (deficit) for the three months ended November 30, 2019 and 2018 (Unaudited) and year ended August 31, 2019.	F-4

	Statements of cash flows for the three months ended November 30, 2019 and 2018 (unaudited).	F-5

	Notes to Financial Statements (unaudited).	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

Part II. Other Information

Item 1.	Legal Proceedings.	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 3.	Defaults Upon Senior Securities.	7

Item 4.	Mine Safety Disclosures.	7

Item 5.	Other Information.	7

Item 6.	Exhibits.	8

Signatures		9

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

November 30, 2019 and November 30, 2018

Agentix Corp.
Balance Sheets

	November 30, 2019	August 31, 2019
	(Unaudited)

Assets
Current Assets
Cash	$61	$93

Total current assets	61	93

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,328)	(1,328)

Computer equipment, net	-	-

Total assets	$61	$93

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$12,245	$7,245
Accounts payable - related party	5,250	5,250
Accrued expenses - related party	99	3,712
Convertible note payable, related party, net of unamortized discount	-	24,671
Total current liabilities	17,594	40,878

Long Term Liabilities
Convertible note payable, related-party	-	85,000
Total long term liabilities	-	85,000

Total liabilities	17,594	125,878

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized; 25,282 shares issued and outstanding as of November 30, 2019 and 20,570 shares issued and outstanding as of August 31, 2019	26	21
Additional paid-in capital	44,022,590	43,904,787
Accumulated deficit	(44,040,149)	(44,030,593)

Total stockholders' deficit	(17,533)	(125,785)

Total liabilities and stockholders' deficit	$61	$93

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Operations

	For the Three Months Ended November 30, 2019	For the Three Months Ended November 30, 2018
	(Unaudited)	(Unaudited)

Operating Expenses
Professional fees	$5,000	$22,661
Salary and wages - officers	-	20,000
General and administrative expenses	32	335

Total operating expenses	5,032	42,996

Loss from Operations	(5,032)	(42,996)

Other Expense
Interest expense, net	4,524	2,328

Other expense, net	4,524	2,328

Loss before Income Tax Provision	(9,556)	(45,324)

Income Tax Provision	-	-

Net Loss	$(9,556)	$(45,324)

Loss per share
- Basic and Diluted	$(0.42)	$(2.20)

Weighted average common shares outstanding
- Basic and Diluted	22,486	20,570

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Changes in Stockholders' Equity (Deficit)
For the three months ended November 30, 2019 (Unaudited) and 2018 (Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2018	20,570	$21	$43,844,787	$(43,897,941)	$(53,133)

Contribution to capital			20,000		20,000

Net Loss				(45,324)	(45,324)

Balance, November 30, 2018	20,570	$21	$43,864,787	$(43,943,265)	$(78,457)

Contribution to capital			40,000		40,000

Net Loss				(87,328)	(87,328)

Balance, August 31, 2019	20,570	$21	$43,904,787	$(44,030,593)	$(125,785)

Conversion of debt	4,712	5	117,803		117,808

Net Loss				(9,556)	(9,556)

Balance, November 30, 2019	25,282	$26	$44,022,590	$(44,040,149)	$(17,533)

See accompanying notes to the unaudited financial statements.

Agentix Corp.

 Statements of Cash Flows

	For the Three Months Ended November 30, 2019	For the Three Months Ended November 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(9,556)	$(45,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	66
Amortization of discount on derivative liabilities	329	981
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	5,000	4,280
Accrued expenses	4,195	848

Net Cash Used in Operating Activities	(32)	(39,149)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	-	20,000
Proceeds from contribution to capital	-	20,000

Net Cash Provided by Financing Activities	-	40,000

Net Change in Cash	(32)	851

Cash - beginning of reporting period	93	2,125

Cash - end of reporting period	$61	$2,976

Supplemental disclosure of cash flow information:
Interest paid	$-	$500

Non Cash Financing and Investing Activities
Exercise of conversion of debt and accrued interest - related party	$117,808	$-
Capital contribution related to salaries waived	$-	$20,000

See accompanying notes to the unaudited financial statements.

Agentix Corp.

November 30, 2019 and 2018

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

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2019, a net loss, and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Convertible Note Payable

Effective October 9, 2019, Grays Peak Ventures LLC, an entity controlled by Scott Stevens (President and a Director of the Company), purchased all convertible promissory notes from Michael Winterhalter in the principal amount of $110,000 and $7,808 of accrued interest.

Effective October 24, 2019, Grays Peak Ventures LLC converted all promissory notes and accrued interest for 4,712 shares of common stock. The conversion rate under the Convertible Promissory Notes was the 10-day VWAP of shares of common stock on the OTC Markets, which was $25.00 per share on the date of conversion.

Note 5 – Equity

Effective June 17, 2019, the Company proceeded with a reverse stock split. All figures have been updated to reflect the reverse stock split.

Note 6 – Subsequent Events

There were no subsequent events through January 16, 2020, the date the financials were available for issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2019 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 5, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to November 30, 2019, we raised a total of $442,301 from private and public offerings of our common stock, and $179,000 from private offerings of debt in the form of convertible promissory notes.

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

Basis of Presentation

The Company’s financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Results of Operations

Three-Month Periods Ended November 30, 2019 and 2018

We recorded no revenues for the three months ended November 30, 2019 and 2018.

For the three months ending November 30, 2019, we incurred total operating expenses of $5,032, consisting of professional fees of $5,000, and general and administrative expenses of $32. By comparison, for the three months ending November 30, 2019, we incurred total operating expenses of $42,996, consisting of professional fees of $22,661, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $335.

We incurred a net loss of $9,556 for the three months ended November 30, 2019, and a net loss of $45,324 for the three months ended November 30, 2018.

Liquidity and Capital Resources

At November 30, 2019, we had a cash balance of $61, and our working capital balance was $(17,533). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2019.

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

AGENTIX CORP.
(Name of Registrant)

Date: January 16, 2020	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	President
(principal executive officer, principal accounting officer and principal financial officer)

