Form 10-Q
period 2020-02-29
Agentix Corp.
filed 2020-04-27
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 23, 2020, there were 3,806,613 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 29, 2020

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	F-1

	Balance sheets at February 29, 2020 (Unaudited) and August 31, 2019.	F-2

	Statements of operations for the three and six months ended February 29, 2020 and February 28, 2019 (unaudited).	F-3

	Statement of changes in stockholders’ equity (deficit) for the three and six months ended February 29, 2020 and February 28, 2019 (Unaudited), and year ended August 31, 2019.	F-4-F-5

	Statements of cash flows for the six months ended February 29, 2020 and February 28, 2019 (unaudited).	F-6

	Notes to Financial Statements (unaudited).	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

Part II. Other Information

Item 1.	Legal Proceedings.	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 3.	Defaults Upon Senior Securities.	7

Item 4.	Mine Safety Disclosures.	7

Item 5.	Other Information.	7

Item 6.	Exhibits.	8

Signatures		9

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

February 29, 2020 and February 28, 2019

Agentix Corp.
Balance Sheets

	February 29, 2020	August 31, 2019
	(Unaudited)

Assets
Current Assets
Cash	$13	$93

Total current assets	13	93

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,328)	(1,328)

Computer equipment, net	-	-

Total assets	$13	$93

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$23,996	$7,245
Accounts payable - related party	5,250	5,250
Accrued expenses - related party	99	3,712
Convertible note payable, related party, net of unamortized discount	-	24,671
Total current liabilities	29,345	40,878

Long Term Liabilities
Convertible note payable, related-party	-	85,000
Total long term liabilities	-	85,000

Total liabilities	29,345	125,878

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized;
0 shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
2,556,613 shares issued and outstanding as of February 29, 2020 and 20,570 shares issued and outstanding as of August 31, 2019	2,557	2,552
Additional paid-in capital	44,022,590	43,904,787
Accumulated deficit	(44,054,479)	(44,033,124)

Total stockholders' deficit	(29,332)	(125,785)

Total liabilities and stockholders' deficit	$13	$93

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Professional fees	$11,751	$13,841	$16,751	$36,502
Salary and wages - officers	-	20,000	-	40,000
General and administrative expenses	48	2,000	80	2,335

Total operating expenses	11,799	35,841	16,831	78,837

Loss from Operations	(11,799)	(35,841)	(16,831)	(78,837)

Other Expense
Interest expense, net	-	2,932	4,524	5,260

Other expense, net	-	2,932	4,524	5,260

Loss before Income Tax Provision	(11,799)	(38,773)	(21,355)	(84,097)

Income Tax Provision	-	-	-	-

Net Loss	$(11,799)	$(38,773)	$(21,355)	$(84,097)

Loss per share
- Basic and Diluted	$(0.09)	$(0.04)	$(0.27)	$(0.08)

Weighted average common shares outstanding
- Basic and Diluted	136,549	1,104,118	79,518	1,104,118

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Changes in Stockholders' Equity (Deficit)
For the three months ended February 29, 2020 (Unaudited) and 2019 (Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, November 30, 2018	20,570	$21	$43,864,787	$(43,943,265)	$(78,457)

Contribution to capital			20,000		20,000

Stock split effected in the form of a dividend	2,531,331	2,531		(2,531)	-

Net Loss				(38,773)	(38,773)

Balance, February 28, 2019	2,551,901	$2,552	$43,884,787	$(43,984,569)	$(97,230)

Balance, November 30, 2019	2,556,613	$2,557	$44,022,590	$(44,042,680)	$(17,533)

Net Loss				(11,799)	(11,799)

Balance, February 29, 2020	2,556,613	$2,557	$44,022,590	$(44,054,479)	$(29,332)

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Changes in Stockholders' Equity (Deficit)
For the six months ended February 29, 2020 (Unaudited) and 2019 (Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, August 31, 2018	20,570	$21	$43,844,787	$(43,897,941)	$(53,133)

Contribution to capital			40,000		40,000

Stock split effected in the form of a dividend	2,531,331	2,531		(2,531)	-

Net Loss				(84,097)	(84,097)

Balance, February 28, 2019	2,551,901	$2,552	$43,884,787	$(43,984,569)	$(97,230)

Balance, August 31, 2019	2,551,901	$2,552	$43,904,787	$(44,033,124)	$(125,785)

Conversion of debt	4,712	5	117,803		117,808

Net Loss				(21,355)	(21,355)

Balance, February 29, 2020	2,556,613	$2,557	$44,022,590	$(44,054,479)	$(29,332)

See accompanying notes to the unaudited financial statements.

Agentix Corp.
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	February 29, 2020	February 28, 2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(21,355)	$(84,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	132
Amortization of discount on derivative liabilities	329	1,962
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	16,751	(7,711)
Accrued expenses	4,195	38,591

Net Cash Used in Operating Activities	(80)	(51,123)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	-	50,000

Net Cash Provided by Financing Activities	-	50,000

Net Change in Cash	(80)	(1,123)

Cash - beginning of reporting period	93	2,125

Cash - end of reporting period	$13	$1,002

Supplemental disclosure of cash flow information:
Interest paid	$-	$3,298

Non Cash Financing and Investing Activities
Exercise of conversion of debt and accrued interest - related party	$117,808	$-
Issuance of stock split effected in the form of a dividend	$2,531	$-
Capital contribution related to salaries waived	$-	$40,000

See accompanying notes to the unaudited financial statements.

Agentix Corp.

February 29, 2020 and 2019

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

As reflected in the financial statements, the Company had an accumulated deficit at February 29, 2020, a net loss, and net cash used in operating activities for the six months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Equity

Effective June 17, 2019, the Company proceeded with a reverse stock split of 1,000 for 1 share of common stock. All figures have been updated to reflect the reverse stock split.

Effective December 3, 2019, the Company effected a 100-for-1 stock split effected in the form of a dividend of its shares of common stock. This stock split was recorded retroactively with a reclassification between retained earnings and common stock in the accompanying financial statements. This stock split was effective February 25, 2020. Accordingly, each holder of one share of common stock of the Company received 100 shares of common stock from the Company for such one share held. The record date with FINRA was December 3, 2019 and 2,531,331 shares were issued. The retained earnings and common stock amounts were affected by this transaction in the accompanying financial statements in the amount of $2,531.

Note 6 – Subsequent Events

On March 29, 2020, the Company issued 767,000 shares of common stock to Grays Peak Ventures LLC, a company controlled by Scott Stevens, the Company’s sole director and officer, in exchange and as compensation for Mr. Stevens serving and performing duties as a director of the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 30% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 767,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 333,000 shares of common stock to Thomas Puzzo in exchange and as compensation for Mr. Puzzo providing legal services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 13% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 333,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 150,000 shares of common stock to Michael Winterhalter, the Company’s former Chief Executive Officer and a former director, in exchange and as compensation for Mr. Winterhalter providing book keeping, record keeping and accounting services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 5.8% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 150,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, to a sophisticated purchaser who had access to registration-type information about the issuer.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to February 29, 2020, we raised a total of $442,301 from private and public offerings of our common stock, and $179,000 from private offerings of debt in the form of convertible promissory notes.

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

Results of Operations

Three- and Six-Month Periods Ended February 29, 2020 and February 28, 2019

We recorded no revenues for the three and six months ended February 29, 2020 and February 28, 2019.

For the three months ending February 29, 2020, we incurred total operating expenses of $11,799, consisting of professional fees of $11,751, and general and administrative expenses of $48. By comparison, for the three months ending February 28, 2019, we incurred total operating expenses of $35,841, consisting of professional fees of $13,841, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,000. The decrease in expenses from February 28, 2019 to February 29, 2020, was due primarily to a decrease of $20,000 of salaries and wages to officers and directors.

For the six months ending February 29, 2020, we incurred total operating expenses of $16,831, consisting of professional fees of $16,751, and general and administrative expenses of $80. By comparison, for the six months ending February 28, 2019, we incurred total operating expenses of $78,837, consisting of professional fees of $36,502, salaries and wages to officers of the Company of $40,000, and general and administrative expenses of $2,335. The decrease in expenses from February 28, 2019 to February 29, 2020, was due primarily to a decrease of $40,000 of salaries and wages to officers and directors.

For the three months ended February 29, 2020, we had a net loss of $11,799, while for the three months ended February 28, 2019, we had a net loss of $38,773. For the six months ended February 29, 2020, we had a net loss of $21,355 while for the six months ended February 28, 2019, we had a net loss of $84,097.

Liquidity and Capital Resources

At February 29, 2020, we had a cash balance of $13, and our working capital balance was $(29,332). We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

On March 29, 2020, the Company issued 767,000 shares of common stock to Grays Peak Ventures LLC, a company controlled by Scott Stevens, the Company’s sole director and officer, in exchange and as compensation for Mr. Stevens serving and performing duties as a director of the Company from June 10, 2019 to March 27, 2020.  Such issuance amounted to approximately 30% of the issued and outstanding shares of common stock of the Company on the date of issuance.  The Company issued the 767,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 333,000 shares of common stock to Thomas Puzzo in exchange and as compensation for Mr. Puzzo providing legal services to the Company from June 10, 2019 to March 27, 2020.  Such issuance amounted to approximately 13% of the issued and outstanding shares of common stock of the Company on the date of issuance.  The Company issued the 333,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 150,000 shares of common stock to Michael Winterhalter, the  Company’s former Chief Executive Officer and a former director, in exchange and as compensation for Mr. Winterhalter providing book keeping, record keeping and accounting services to the Company from June 10, 2019 to March 27, 2020.  Such issuance amounted to approximately 5.8% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 150,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, to a sophisticated purchaser who had access to registration-type information about the issuer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Effective February 25, 2020, the Company effected a 100-for-1 dividend of its shares of common stock. Accordingly, each holder of one share of common stock of the Company received 100 shares of common stock from the Company for such one share held.

On March 29, 2020, the Company issued 767,000 shares of common stock to Grays Peak Ventures LLC, a company controlled by Scott Stevens, the Company’s sole director and officer, in exchange and as compensation for Mr. Stevens serving and performing duties as a director of the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 30% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 767,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 333,000 shares of common stock to Thomas Puzzo in exchange and as compensation for Mr. Puzzo providing legal services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 13% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 333,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, and to a sophisticated purchaser who had access to registration-type information about the issuer.

On March 29, 2020, the Company issued 150,000 shares of common stock to Michael Winterhalter, the Company’s former Chief Executive Officer and a former director, in exchange and as compensation for Mr. Winterhalter providing book keeping, record keeping and accounting services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 5.8% of the issued and outstanding shares of common stock of the Company on the date of issuance. The Company issued the 150,000 shares of our common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, to a sophisticated purchaser who had access to registration-type information about the issuer.

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

AGENTIX CORP.
(Name of Registrant)

Date: April 27, 2020	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

