Form 10-Q
period 2020-05-31
Agentix Corp.
filed 2020-07-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of July 10, 2020, there were 31,738,884 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2020

2

Table of Content

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Agentix Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the ongoing coronavirus pandemic, the Company’s need for and ability to obtain additional financing, product demand, market and customer acceptance, competition, pricing and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions. other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

Balance Sheets

	May 31, 2020	August 31, 2019
	(Unaudited)

Assets
Current Assets
Cash	$17	$93

Total current assets	17	93

Computer Equipment
Computer equipment	1,328	1,328
Accumulated depreciation	(1,328)	(1,328)

Computer equipment, net	-	-

Total assets	$17	$93

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$15,734	$7,245
Accounts payable - related party	-	5,250
Accrued expenses - related party	27,970	3,712
Convertible note payable, related party, net of unamortized discount	-	24,671
Total current liabilities	43,704	40,878

Long Term Liabilities
Convertible note payable, related-party	-	85,000

Total liabilities	43,704	125,878

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock par value $0.001: 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock par value $0.001: 50,000,000 shares authorized;
3,806,613 shares issued and outstanding as of May 31, 2020 (unaudited) and 2,551,901 shares issued and outstanding as of August 31, 2019
	3,807	2,552
Additional paid-in capital	45,296,340	43,904,787
Accumulated deficit	(45,343,834)	(44,033,124)

Total stockholders’ deficit	(43,687)	(125,785)

Total liabilities and stockholders’ deficit	$17	$93

See accompanying notes to the unaudited financial statements

Table of Content

Agentix Corp.

Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	1,287,858	8,441	1,304,609	44,943
Salary and wages - officers	-	20,000	-	60,000
General and administrative expenses	1,497	2,005	1,577	4,340

Total operating expenses	1,289,355	30,446	1,306,186	109,283

Loss from Operations	(1,289,355)	(30,446)	(1,306,186)	(109,283)

Other Expense
Interest expense, net	-	1,481	4,524	6,741

Other expense, net	-	1,481	4,524	6,741

Loss before Income Tax Provision	(1,289,355)	(31,927)	(1,310,710)	(116,024)

Income Tax Provision	-	-	-	-

Net Loss	$(1,289,355)	$(31,927)	$(1,310,710)	$(116,024)

Loss per share
- Basic and Diluted	$(0.38)	$(0.03)	$(0.46)	$(0.11)

Weighted average common shares outstanding
- Basic and Diluted	3,421,998	1,104,100	2,844,160	1,104,100

See accompanying notes to the unaudited financial statements.

Table of Content

Agentix Corp.

Statements of Changes in Stockholders’ (Deficit)

For the nine months ended May 31, 2020 (Unaudited)

	Common stock par value $0.001		Additional Paid-in	Accumulated	Total Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2019	2,551,901	$2,552	$43,904,787	$(44,033,124)	$(125,785)

Shares issued for conversion of debt	4,712	5	117,803	-	117,808

Net loss				(9,556)	(9,556)

Balance, November 30, 2019	2,556,613	2,557	44,022,590	(44,042,680)	(17,533)

Net loss				(11,799)	(11,799)

Balance, February 29, 2020	2,556,613	2,557	44,022,590	(44,054,479)	(29,332)

Shares issued for legal services	333,000	333	339,327		339,660

Shares issued to director and officer	917,000	917	934,423		935,340

Net loss				(1,289,355)	(1,289,355)

Balance, May 31, 2020	3,806,613	$3,807	$45,296,340	$(45,343,834)	$(43,687)

See accompanying notes to the unaudited financial statements.

Table of Content

Agentix Corp.

Statements of Changes in Stockholders’ (Deficit)

For the nine months ended May 31, 2019 (Unaudited)

	Common stock par value $0.001		Additional Paid-in	Accumulated	Total Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2018	2,551,901	$2,552	$43,844,787	$(43,900,472)	$(53,133)

Contribution to capital			20,000		20,000

Net loss				(45,324)	(45,324)

Balance, November 30, 2018	2,551,901	2,552	43,864,787	(43,945,796)	(78,457)

Contribution to capital			20,000		20,000

Net loss				(38,773)	(38,773)

Balance, February 29, 2019	2,551,901	2,552	43,884,787	(43,984,569)	(97,230)

Contribution to capital			20,000		20,000

Net loss				(31,927)	(31,927)

Balance, May 31, 2019	2,551,901	$2,552	$43,904,787	$(44,016,496)	$(109,157)

See accompanying notes to the unaudited financial statements.

Table of Content

Agentix Corp.

Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2020	May 31, 2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,310,710)	$(116,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	140
Amortization of discount on derivative liabilities	329	2,943
Stock issued for services	1,275,000
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	22,608	(7,711)
Accrued expenses	12,697	58,591

Net Cash Used in Operating Activities	(76)	(62,061)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	-	60,000

Net Cash Provided by Financing Activities	-	60,000

Net Change in Cash	(76)	(2,061)

Cash - beginning of reporting period	93	2,125

Cash - end of reporting period	$17	$64

Supplemental disclosure of cash flow information:
Interest paid	$-	$3,798
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Exercise of conversion of debt and accrued interest - related party	$117,808	$-
Issuance of stock split effected in the form of a dividend	$2,531	$-
Capital contribution related to salaries waived	$-	$60,000

See accompanying notes to the unaudited financial statements

Table of Content

Agentix Corp.

May 31, 2020 and 2019

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2020, a net loss, and net cash used in operating activities for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Table of Content

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Free Office Space

The Company has been provided office space by Michael Winterhalter, President, Secretary, and Treasurer and a Director and former Chief Executive Officer of the Company, at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Convertible Note Payable

Effective October 9, 2019, Grays Peak Ventures LLC, an entity controlled by Scott Stevens (a former President and a Director of the Company), purchased all convertible promissory notes from Michael Winterhalter in the principal amount of $110,000 and $7,808 of accrued interest.

Effective October 24, 2019, Grays Peak Ventures LLC converted all promissory notes and accrued interest for 4,712 shares of common stock. The conversion rate under the Convertible Promissory Notes was the 10-day VWAP of shares of common stock on the OTC Markets, which was $25.00 per share on the date of conversion.

Note 5 – Equity

Stock Split

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

Shares Issued for Past Services

On March 29, 2020, the Company issued 767,000 shares of common stock to Grays Peak Ventures LLC, a company controlled by Scott Stevens, the Company’s former sole director and officer, in exchange and as compensation for Mr. Stevens serving and performing duties as a director of the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 30% of the issued and outstanding shares of common stock of the Company on the date of issuance. The shares were issued at a price of $1.02 per share for a total cost of $782,340, which represented the market price of the shares as of the date of issuance.

On March 29, 2020, the Company issued 333,000 shares of common stock to Thomas Puzzo in exchange and as compensation for Mr. Puzzo providing legal services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 13% of the issued and outstanding shares of common stock of the Company on the date of issuance. The shares were issued at a price of $1.02 per share for a total cost of $339,660, which represented the market price of the shares as of the date of issuance.

On March 29, 2020, the Company issued 150,000 shares of common stock to Michael Winterhalter, the Company’s President, Secretary, and treasure and a Director of the Company, in exchange and as compensation for Mr. Winterhalter providing bookkeeping, record keeping and accounting services to the Company from June 10, 2019 to March 27, 2020. Such issuance amounted to approximately 5.8% of the issued and outstanding shares of common stock of the Company on the date of issuance. The shares were issued at a price of $1.02 per share for a total cost of $153,000, which represented the market price of the shares as of the date of issuance.

The Company issued the above shares of common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, to a sophisticated purchaser who had access to registration-type information about the issuer.

Table of Content

Note 6 – Subsequent Events

On May 28, 2020, the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

Under the terms and conditions of the Share Exchange Agreement, the Company offered and sold 27,932,271 shares of common stock of the Company in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that former two GSL Healthcare shareholders now hold approximately 88.0% of the issued shares of common stock of the Company, and GSL Healthcare is now a wholly-owned subsidiary of the Company. GSL Healthcare has a general plan to be a health and wellness business. Until such time as the Company can formulate GSL Healthcare’s general business plan, the Company is not changing its current business.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Table of Content

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to May 31, 2020, we raised a total of $442,301 from private and public offerings of our common stock, and $179,000 from private offerings of debt in the form of convertible promissory notes.

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

Table of Content

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

Results of Operations

Three- and Nine-Month Periods Ended May 31, 2020 and May 31, 2019

We recorded no revenues for the three and nine months ended May 31, 2020 and May 31, 2019.

For the three months ending May 31, 2020, we incurred total operating expenses of $1,289,355, consisting of non-cash stock based compensation of $1,275,000 and professional fees of $12,858, and general and administrative expenses of $1,497. By comparison, for the three months ending May 31, 2019, we incurred total operating expenses of $30,446, consisting of professional fees of $8,441, salaries and wages to officers of the Company of $20,000, and general and administrative expenses of $2,005. The increase in expenses from May 31, 2019 to May 31, 2020, was due primarily to non-cash stock based compensation of $1,275,000.

For the nine months ending May 31, 2020, we incurred total operating expenses of $1,306,186, consisting of non-cash stock based compensation of $1,275,000 and professional fees of $29,609, and general and administrative expenses of $1,577. By comparison, for the nine months ending May 31, 2019, we incurred total operating expenses of $109,283, consisting of professional fees of $44,943, salaries and wages to officers of the Company of $60,000, and general and administrative expenses of $4,340. The increase in expenses from May 31, 2019 to May 31, 2020, was due primarily to non-cash stock based compensation of $1,275,000.

For the three months ended May 31, 2020, we had a net loss of $1,289,355, while for the three months ended May 31, 2019, we had a net loss of $31,927. For the nine months ended May 31, 2020, we had a net loss of $1,310,710 while for the nine months ended May 31, 2019, we had a net loss of $116,024.

Table of Content

Liquidity and Capital Resources

At May 31, 2020, we had a cash balance of $17, and our working capital deficit was $43,687. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

On May 28, 2020, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date per occurred on June 1, 2020.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 27,932,271 shares of our common stock in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that former two GSL Healthcare shareholders now hold approximately 88.0% of the issued shares of our common stock, and GSL Healthcare is now a wholly-owned subsidiary of the Company. GSL Healthcare has a general plan to be a health and wellness business. Until such time as we can formulate GSL Healthcare’s general business plan, were are not changing our current business.

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2020 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2020.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Table of Content

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

Table of Content

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: July 13, 2020	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	President (principal executive officer)

Date: July 13, 2020	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	Secretary and Treasurer (principal accounting officer and principal financial officer)

