Form 10-K/A
period 2019-08-31
Agentix Corp.
filed 2020-11-23
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

Agentix Corp., a Nevada corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on December 5, 2019 (the “Original Filing”) solely to correct a typographical error on the facing sheet of the Original Filing. The facing sheet in the Original Filing incorrectly identified the Company as a shell company. In this Amendment, the Company has checked the box indicating that the Company was not a shell company, as has been the case for the Company in all other filings made with the Securities and Exchange Commission. No other changes have been made to the Original Filing.

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following Exhibits are filed herewith:

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: November 23, 2020	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	President and Chief Executive Officer (principal executive officer)

Date: November 23, 2020	By:	/s/ Michael Winterhalter
	Name:	Michael Winterhalter
	Title:	Treasurer and Chief Financial Officer (principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rudy Mazzocchi as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Amendment No. 1 to Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended August 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Rudy Mazzocchi	President, Chief Executive Officer, Secretary and Director (principal executive officer)	November 23, 2020
Rudy Mazzocchi

/s/ Michael Winterhalter	Chief Financial Officer and Treasurer (principal accounting and financial officer)	November 23, 2020
Michael Winterhalter

/s/ Rehan Huda	Director	November 23, 2020
Rehan Huda

/s/ Scott Stevens	Director	November 23, 2020
Scott Stevens

4