Form 10-K
period 2020-08-31
Agentix Corp.
filed 2020-12-09
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

Commission File No. 000-55383

AGENTIX CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

(Address of principal executive offices, zip code)

(321) 299-2014

(Registrant’s telephone number, including area code)

________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of February 29, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $120.80.

As of December 2, 2020, there were 34,489,605 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

All references in this Form 10-K to the “Company”, “Agentix”, “we”, “us,” or “our” are to Agentix Corp.

PART I

ITEM 1. BUSINESS

History

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31. Effective June 17, 2019, we changed our name from FairWind Energy, Inc. to better reflect the new focus of our business. We are a development stage corporation and have not yet generated or realized meaningful revenues from our business.

Until recently, our business plan focused on the design, engineering and manufacturing of composite products, specifically the supply products to the oil and gas industry. However, on May 28, 2020, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

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

Overview

As a result of the Share Exchange Agreement, we plan to focus our business plan on the development and commercialization of novel therapeutics to treat metabolic diseases, peripheral neuropathy, progressive lung disease and ischemic reperfusion injury. Our principal business objective is to develop both science-driven synthetic and natural cannabinoid therapeutics that address unmet medical needs and continue to drive innovations in the endocannabinoid space.

Specifically, we have identified a targeted collection of wellness and pharmaceutical product opportunities, the majority of which will be designed to offer a more sophisticated and intelligent product offering in the multibillion dollar global biopharmaceutical industry.

•

The first category shall consist of a series of health and wellness products that incorporate a proprietary and proven nano-technology similar to liposomal delivery systems, known as a cellular biocomplex, for the health & wellness markets. Further advancements of these biocomplexes will be used in the development and production of pharma-grade products for more specific clinical (non-prescription and prescription) applications, such as arthritic joint pain, acne vulgaris and onychomycosis.

•

A second category of developments will focus on pharmaceutical applications that target the human endocannabinoid system for treatments ranging from epilepsy, Type 2 diabetes, and acute kidney Injury. These identified programs are already under development, ranging from design and discovery to pre-clinical and biological testing with leading universities and research institutions.

Additionally, as a result of a Mater Development, License and Supply Agreement dated March 26, 2020, we have an exclusive partnership agreement with BIONOVA Labs, Inc., located in Long Island City, NY, surrounding the co-development and commercialization of a proprietary nanotechnology based on BIONOVA’s NuCell Technology. This technology was first developed by Dr. Michael Danielov (CEO and Founder) at the Institute of Experimental Morphology Academy of Science located in Georgia, Tbilisi of the USSR. This award-winning development was identified as a new scientific “Concept of Biological Information Transfer” which reshaped conventional approaches in medicine. With government funding, he recruited top scientists, engineers, mathematicians, physiologists, and biochemists to develop a new science and methodology surrounding the nano-structuring of bioactive substances. Dr. Danielov published a series of articles related to this proprietary Scientific Concept of “Biological Information Transfer” and to Life Science Nanotechnology in “Critical Care & Catastrope Medicine” magazines which can be found at http://www.cccm.ge/index_en.htm.

The bioactive ingredients, called NANO-COMPLEXES™, are delivered in ‘Nano’ quantities to be effectively utilized by the body; (http://www.bionovalab.com/bionova/Customer/bionovaAndNanotechnology.ms). Based on fundamental scientific research Dr. Danielov and his team of scientists developed several proprietary nanotechnologies for Life Science Industries, which currently are in use as a technological platform for creating multiple products oriented toward enhancement of self-healing processes. This technological platform is based on the development of Bioactive Complexes Modeling, which gives the ability to manipulate not only with Nano (10-9), but also with Pico (10-12) quantities of active substances, targeting the problem-specific biochemical pathway.

The ingredients in BIONOVA’s products are called NANO-COMPLEXES™ and include replicas of bioactive ingredients either existing in the human body or known to biologically react with natural receptors in the body that are vital for reestablishing or regulating cellular communication. These NANOCOMPLEXES ™ are easily recognized, absorbed and metabolized. Each BIONOVA product is composed of 150 to 300 ingredients that are specially selected for each individual’s personalized profile. The NANO-COMPLEXES™ are delivered into the targeted place with proprietary NuCell Direct™ Delivery System, a trademarked imitation of a human cell membrane, and based on molecular structure and densities, can be designed for a timed-controlled-release.

BIONOVA approach differs from the industrial nanotechnology, as well as from nanotechnological approach in health care industry, which is focusing today its attention only to the particle sizes of matter. BIONOVA products do not contain any engineered nanomaterials but include a combination of many ingredients (most ordinarily produced by the human body).These ingredients are presented in “nano and pico-amounts” (physiological amounts) - at a level that is most efficient for metabolic uptake in the tissue(s). This is the distinctive technology that is utilized only by BIONOVA.

This partnership with BIONOVA’s includes the development of novel Cannabinoid-Biocomplexes that shall include customized formulations for targeted delivery of bio-pharmacological elements for a variety of clinical indications identified in our business plan.

Biopharma Industry

The global demand for biopharmaceuticals is driven by a number of factors like increase in the elderly population, an increase in the prevalence of chronic diseases like cancer and diabetes, and an increase in the global acceptance of biopharmaceuticals. In addition, an increase in strategic partnerships between biopharmaceutical companies is also expected to complement the growth of the biopharmaceuticals industry. Furthermore, clearance for newer biopharmaceutical products and continuous R&D is also expected to improve this market positively. However, the high costs of these medications are one of the main constraints on this industry and, in order to make them economically viable, the cost needs to be reduced greatly.

The global market for the biopharma is segmented into product, therapeutic area, application, and region. Based on product, the market is for biopharma is segmented into recombinant growth factors, monoclonal antibodies, recombinant proteins, vaccines, purified proteins, recombinant hormones, and other product types. The monoclonal antibodies market is further divided into anti-inflammatory monoclonal antibodies, anti-cancer monoclonal antibodies, and other monoclonal antibodies. The purified proteins market is further bifurcated into P38 protein, leukemia inhibitory factor, P53 protein, and other purified proteins. The recombinant proteins market is further divided into serum albumin, defensin, amyloid protein, and transferrin. Vaccines are further divided into conventional vaccines, recombinant vaccines, and recombinant enzymes. The recombinant growth factors are further divided into granulocyte colony stimulating factors, and erythropoietin. The recombinant hormones market is further divided into recombinant human growth hormones, recombinant insulin, and other recombinant hormones. The market for monoclonal antibodies held almost 28% share of the market in 2019. Monoclonal antibodies are used in cancer treatment areas. Their usage is becoming increasingly widespread in developed countries like the U.S. and the U.K. Contrary, the recombinant proteins segment is expected to show rapid growth over the forecast period.

Segmentation Analysis

Based on therapeutic application, the market is categorized into oncology, inflammatory and infectious diseases, neurological diseases, infectious diseases, cardiovascular diseases, metabolic disorders, hormonal disorders, and other diseases. The oncology segment held almost 25% share of the market in 2019. According to the International Agency for Cancer Research (IARC), there were almost 18 million new cases of cancer and 10 million deaths in 2018. In fact, the United Nations Program on HIV and AIDS (UNAIDS) estimated that 37 million people were living with HIV in 2017. Such disquieting statistics has raised an urgent need to change the situation by innovating new and successful medicines that can cure such deadly diseases consequently raising the number of deaths. Apparently, biopharmaceutical drugs are considered to be effective in curing these chronic diseases rather than merely treating the same symptoms.

Regional Analysis

Regionally, the market is divided into Asia Pacific, Europe, Latin America, North America, and Middle East & Africa. North America held almost 37% in 2019 due to the presence of sophisticated healthcare facilities, increasing geriatric population base, and increased healthcare expenditure in the country. Asia Pacific is likely to grow at high CAGR in the forecast period. Increased investment in R&D, increased acceptance and availability of biopharmaceuticals for disease treatment and increased understanding of disease diagnosis are some of the factors of market growth in this region. Moreover, this area offers tremendous prospects for venture capitalists and investors as developed markets are largely saturated.

Competition

The biopharma industry is characterized by fierce competition, is growing rapidly, evolving constantly, and the possibility for innovative companies to succeed within it is significant. The biopharma industry is, in all respects, global and Agentix will have competitors around the world, including but not limited to the following: Novo Nordisk A/S (Denmark), Johnson & Johnson (U.S.), Pfizer, Inc., (U.S.), Hoffmann-La Roche (Switzerland), Eli Lilly and Company, Ltd. (U.K.), Biogen, Inc. (U.S.), Merck & Co., Inc. (U.S.), Sanofi (France), Bristol Myers Squibb Company (U.S.), and Bayer AG (Germany) among others.

Intellectual Property

We will rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents, although we may apply for some in the future based on the success of our business plan.

Government Regulation

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the US FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any product development activities related to Agentix or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA, other federal, state and local agencies and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical.

The products that Agentix may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. A drug’s sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. These regulations include:

•

the federal healthcare program anti-kickback law which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback law or related to off-label promotion constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•

the Federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•	applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act;

•	The Lanham Act and federal antitrust laws;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, traceability, and storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The handling of any controlled substances must comply with the U.S. Controlled Substances Act and the Controlled Substances Import and Export Act. In the U.S., many of our product candidates are currently classified as Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on many of AGENTIX’s chemical structures and pharmacology.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, that establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities with AGENTIX. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. We are planning to work with our manufacturers, distributors, exporters and clinical sites to obtain the necessary licenses.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of AGENTIX products or in the completion of the planned clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Research and Development Activities and Costs

We incurred $94,100 in research and development costs for the fiscal year ended August 31, 2020.

Employees

As of December 2, 2020, we had no full-time or part-time employees but do have a total of three individuals devoting substantially full-time services to the Company under consultancy arrangement, including our Chief Executive Officer, Rudy Mazzocchi.

Properties

We currently do not rent any real property or offices. Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as noted below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating result.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629. We believe that this space is adequate for our current needs. Our telephone number is (321) 299-2014.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since July 31, 2019, our shares of common stock have been quoted on the OTC Pink tier of the OTC Markets Group, Inc. (“OTC Markets”) under the stock symbol “AGTX”. From August 4, 2015, until July 30, 2019, our shares of common stock have been quoted on the OTC Pink tier of the OTC Markets under the stock symbol “FWDR”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group, Inc. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price (1)
Financial Quarter Ended	High ($)	Low ($)

November 30, 2020	2.99	0.40
August 31, 2020	5.00	1.80
May 31, 2020	2.40	1.01
February 28, 2020	24.00	0.10
November 30, 2019	24.00	0.10
August 31, 2019	24.00	24.00
May 31, 2019	10.50	10.50
February 28, 2019	10.50	10.50

________

(1) All prices reflect a 1-for-1,000 reverse split of its issued and outstanding common stock effective July 3, 2019 and a 100-for-1 forward split of its issued and outstanding shares of common stock effective February 25, 2020.

HOLDERS

As of December 2, 2020, the Company had 34,489,605 shares of common stock issued and outstanding held by approximately 67 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc. (“West Coast Stock Transfer”), whose address 721 N. Vulcan Ave., Encinitas, California 92024. West Coast Stock Transfer’s telephone number is (619) 664-4780.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2020.

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

Merger

On May 28, 2020, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 27,932,271 shares of our common stock of the Company in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that former two GSL Healthcare shareholders now hold approximately 88.0% of the issued shares of common stock of the Company, and GSL Healthcare is now a wholly-owned subsidiary of the Company.

The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’ assets, liabilities and results of operations became the historical financial statements of the Company. Prior to the Share Exchange, we had 3,806,613 shares of outstanding common stock which remained outstanding as part of the merger.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception (April 15, 2020) to August 31, 2020, we raised a total of $611,507 from offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

COVID-19

We continue to evaluate the impact of the COVID-19 pandemic on the industry and our Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

GSL Healthcare, our now principal business and historical financial statements of our company, began operations on April 15, 2020. Thus, a comparable period does not exist. The following are our results from inception (April 15, 2020) to August 31, 2020:

We recorded no revenues for the period from inception(April 15, 2020) to August 31, 2020.

For the period from inception (April 15, 2020) to August 31, 2020, we incurred total operating expenses of $344,389, consisting professional fees of $227,055, research and development expenses of $94,100, and general and administrative expenses of $23,234. Further, during the period from inception (April 15, 2020) to August 31, 2020, we determined that the fair value of an equity investment held by us was $nil and as such, we recorded an impairment charge of $19,553. We also incurred interest income of $31.

Liquidity and Capital Resources

At August 31, 2020, we had a cash balance of $242,750 and incurred a loss of $363,911 from inception (April 15, 2020) to August 31, 2020. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

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

August 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Agentix Corp. (“the Company”) as of August 31, 2020, and the related consolidated statement of operations, statement of changes in stockholders’ equity, and statement of cash flows for the period from April 15, 2020 (inception) through August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

December 8, 2020

Agentix Corp.

Consolidated Balance Sheet

August 31, 2020

Assets
Current Assets
Cash	$242,750
Prepayment	50,000
Total current assets	292,750

Total assets	$292,750

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$41,318
Accounts payable - related party	27,870
Accrued expenses	100
Total current liabilities	69,288

Long Term Liabilities	-
Total liabilities	69,288

Commitments and Contingencies	-

Stockholders' Equity
Common stock par value $0.001: 50,000,000 shares authorized;
34,489,605 shares issued and outstanding as of August 31, 2020	34,490
Additional paid-in capital	552,883
Accumulated deficit	(363,911)
Total stockholders' equity	223,462
Total liabilities and stockholders' equity	$292,750

See accompanying notes to the consolidated financial statements.

Agentix Corp.

Consolidated Statement of Operations

From Inception
(April 15, 2020) to
August 31, 2020

Revenue	$-

Operating Expenses
Professional fees	227,055
Research and development	94,100
General and administrative expenses	23,234

Total operating expenses	344,389

Loss from Operations	(344,389)

Other Expense
Interest income, net	(31)
Other expense	19,553

Other expense, net	19,522

Loss before Income Tax Provision	(363,911)

Income Tax Provision	-

Net Loss	$(363,911)

Loss per share
Basic and Diluted	$(0.02)

Weighted average common shares outstanding
Basic and Diluted	23,179,141

See accompanying notes to the consolidated financial statements.

Agentix Corp.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, April 15, 2020 (Inception)		-	$-	$-	$-

Shares outstanding as of reverse capitalization	3,806,613	3,807	-	-	3,807

Shares issued for cash	2,750,721	2,751	608,757		611,508

Shares issued for purchase of GSL Healthcare, Inc.	27,932,271	27,932	(55,874)		(27,942)

Net Loss				(363,911)	(363,911)

Balance, August 31, 2020	34,489,605	$34,490	$552,883	$(363,911)	$223,462

See accompanying notes to the consolidated financial statements.

Agentix Corp.

Consolidated Statement of Cash Flows

From Inception
(April 15, 2020) to
August 31, 2020

Cash Flows from Operating Activities
Net loss	$(363,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of equity investment	19,553
Changes in operating assets and liabilities:
Prepayments	(50,000)
Accounts payable and accounts payable - related party	25,584
Net Cash Used in Operating Activities	(368,774)
Cash Flows from Investing Activities
Cash acquired from acquisition	17
Net Cash from Investing Activities	17

Cash Flows from Financing Activities
Proceeds from sale of common stock	611,507
Net Cash Provided by Financing Activities	611,507
Net Change in Cash	242,750

Cash - beginning of reporting period	-

Cash - end of reporting period	$242,750

Non Cash Financing and Investing Activities
Issuance of stock for acquisition	$110,910

See accompanying notes to the consolidated financial statements.

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

Note 1 - Organization and Basis of Presentation

Description of the Company

FairWind Energy, Inc. (the "Company", “Fairwind Energy”) was incorporated on April 18, 2013 under the laws of the State of Nevada. Effective June 17, 2019, the Company changed its name to Agentix Corp. The Company is focused on the development of synthetic agonists, inverse agonists and antagonists which modulate the endocannabinoid system (ECS). The ECS is a network of G-protein coupled receptors (GPCRs) that help regulate a variety of metabolic and neurotransmission functions.

The Company partners with academic and research institutions and has exclusively licensed patented, synthetically-derived, small molecule therapeutic candidates targeting the endocannabinoid GPCRs (CB1/CB2) for the treatment of metabolic syndrome and peripheral inflammation.

Merger

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

The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’ assets, liabilities and results of operations became the historical financial statements of the Company. Prior to the Share Exchange, 3,806,613 shares of the Company’s then outstanding common stock remained outstanding as part of this merger.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at August 31, 2020, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GSL Healthcare, Inc., a 100% owned entity. Intercompany transactions and balances have been eliminated in consolidation.

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

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and Article 8 of Regulation S-X. These consolidated financial statements should be read in conjunction with the notes herein.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Among other things, management estimates include the assumptions made in determining impairment and valuation of investments and goodwill, accruals for potential liabilities and realization of deferred tax assets.  These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Accounting for Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable.  The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of August 31, 2020, the Company did not have any leases.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The Company’s equity investments are considered Level 3, as pricing inputs are generally unobservable and not corroborated by market data.

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

Prepayment

As of August 31, 2020, the Company recorded a $50,000 payment as a deposit for inventory, which was reflected in the Company’s balance sheet as Prepayment.

Investments

The Company follows ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, the Company measures its equity investments at their fair value at end of each reporting period.

Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" on the Balance Sheet. Management uses Level 3 inputs, as defined in paragraph 820-10-35-37 of the FASB Accounting Standards Codification, to measure the fair value of its financial instruments.

The changes in carrying amount of the equity investment was as follows:

Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-
Acquisitions	19,553
Dispositions	-
Impairment	(19,553)
Ending balance	$-

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

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

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

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

Revenue Recognition

The Company follows the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

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

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

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

There were no dilutive common shares for the period from inception (April 15, 2020) to August 31, 2020.

Stock-Based Payments

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For non-employees, the Company follows ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the ASU No. 2017-07, most of the guidance on stock payments to nonemployees is aligned with the requirements for share-based payments granted to employees. As such, most of the guidance in ASC 718 associated with employee share-based payments, including most requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.

No stock options or warrants were issued or outstanding for the period from inception (April 15, 2020) to August 31, 2020.

Recent Accounting Pronouncements

The Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for the Company after December 15, 2019. ASU 2016-13 did not have an impact to the  financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.

On August 5, 2020 the FASB issued the ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is assessing the effects, if any, that the adoption of this accounting pronouncement may have on its financial statements.

Agentix Corp.

Notes to the Consolidated Financial Statements

For the Period From Inception (April 15, 2020) to August 31, 2020

Note 3 – Related Parties

During the period from inception (April 15, 2020) to August 31, 2020, SBS Management LLC, a company controlled by Mr. Scott Stevens and who is a member of the Company's board of directors, was paid $53,000 of management fees and the Company reimbursed SBS Management LLC $20,000 for rent expense.

During the period from inception (April 15, 2020) to August 31, 2020, Gray’s Peak Capital, a company founded by Mr. Scott Stevens and who is a member of the Company’s board of directors, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of August 31, 2020, the amounts due Gray’s Peak Capital for these advances was $27,870 and was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Acquisition of GSL Healthcare, Inc.

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

The acquisition price consists of the issuance of 27,932,271 shares of the Company’s common stock with an estimated value of $138,852, which consisted of net assets of $17, liabilities of $43,704 and fair value of common stock issued of $95,165.  The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’s assets, liabilities and results of operations became the historical financial statements of the Company and no step-up in basis was recorded. As a result, the Company recorded $138,852 as a decrease in paid in capital related to the difference of consideration paid and net amount received.

Note 5 – Equity Investments

The Company purchased 10% LLC interest in API Holdings Inc., which holds certain equity investments obtained from the purchased shares of stock of four entities with ownership percentages of less than 5%. The LLC interest held by the Company was recorded at the purchase price of $19,553.

The Company follows ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, equity investments are recorded at their market value, with the change in fair value being reflected in the consolidated statements of operations. During the period from inception (April 15, 2020) to August 31, 2020, management determined that the fair value of the equity investment was $nil and as such, management recorded an impairment charge of $19,553, which was reflected in the consolidated statement of operations.

Note 6 – Equity

Issuance of Shares for Cash

On June 15, 2020, the Company sold 317,389 shares of common stock to 4 accredited investors, at a purchase price of $0.01 per share, for aggregate offering proceeds of $3,174.

On July 22, 2020, the Company sold 2,433,332 shares of common stock to 8 accredited investors, at a purchase price of $0.25 per share, for aggregate offering proceeds of $608,333.

The Company issued the above shares of common stock in reliance upon the exemption from the registration provided by Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving any public offering, to a sophisticated purchaser who had access to registration-type information about the issuer.

Note 7 – Deferred Tax Assets and Income Tax Provision

At August 31, 2020, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $71,000 as of August 31, 2020 of which the Company provided a full valuation allowance of $71,000 and thus had a deferred tax asset, net of valuation allowance of $nil as of August 31, 2020. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate for the period from Inception (April 15, 2020) to August 31, 2020 was %nil.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods income from Inception (April 15, 2020) to the current tax year.

Note 8 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to August 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2020.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of August 31, 2020, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Rudy Mazzocchi, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Mazzocchi concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 2, 2020, Michael Winterhalter resigned as our Secretary, Treasurer and Principal Financial and Accounting Officer. The Company is presently searching for a person to serve as its Secretary and Treasurer. Effective December 2, 2020, Rudy Mazzocchi has assumed the duties of principal financial officer and principal accounting officer of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of August 31, 2020 are as follows:

Name	Age	Position with the Company
Rudy Mazzocchi (2)	61	Chief Executive Officer, Director
Michael Winterhalter (1)(2)	59	Principal Accounting and Financial Officer, Secretary and Treasurer
Riazul (Rehan) Huda	50	Director
Scott Stevens	44	Director

(1)	Resigned on December 2, 2020. The Company is seeking a Secretary and a Treasurer.
(2)	On December 2, 2020, Rudy Mazzocchi became our principal accounting officer and principal financial officer.

Directors are elected by our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Biographical Information

Rudy Mazzocchi

Mr. Mazzocchi, age 61, has served as our Chief Executive Officer and director of the Company since July 2, 2020. Mr. Mazzocchi most recently served as Executive Chairman of Establishment Labs (Nasdaq: ESTA), a leading manufacturer of implantable medical devices in San Jose, Costa Rica, a position he held from 2014 until 2017. Mr. Mazzocchi was also a Co-Founder and served as Chief Executive Officer of BioMedX Group from 2017 until 2020, and is a Co-Founder, Chairman of OptiSTENT and was previously Chief Executive Officer of ELENZA, Inc., a company developing the world’s first electronic “AutoFocal” Intraocular Lens, a position he held from 2010 until 2018. From 2008 to 2010, he was Interim-President and Chief Executive Officer of NovaVision, Inc., a neuro-ophthalmology device company specializing in noninvasive photic-neurostimulation to restore vision. He has been the Acting-Chief Executive Officer of Berkshire Biomedical, a position he has held since 2019, and Chairman of My Next Health, a position he has held since 2020. From 2005 to 2008, Mr. Mazzocchi served as Managing Director of Accuitive Medical Ventures, a venture capital fund established to finance and develop early and expansion stage medical device and technology companies. He also served as President and Chief Executive Officer of Image-Guided NEUROLOGICS from 1998 to 2005. Prior to that, Mr. Mazzocchi was the cofounder and Director of Vascular Science and founding Chief Executive Officer of MICROVENA Corporation, eventually known as eV3, and served in numerous management and operations roles at Cook Critical Care, an operating division of COOK, Inc. He also previously served as Founding Chairman of Cytogenesis in 2000 to 2003, as well as Independent Director of Greatbatch, Inc. from 2012 to 2014. Mr. Mazzocchi received his B.S. in Life Sciences / Biochemistry from the University of Pittsburgh and completed graduate studies in Biophysics at the University of California, Los Angeles. Mazzocchi brings more than 30 years of experience in the med-tech/biotech industry in operations and general management roles and has extensive background and experience in the medical device industry. Mr. Mazzocchi’s experience in life sciences and the medical device industry led to our conclusion that he should also be serving as a member of our Board of Directors in light of our business and structure.

Riazul (Rehan) Huda

Riazul (Rehan) Huda, age 50, has served as a director of the Company since July 2, 2020. Since January 2016, Mr. Huda has served as Chief Executive Officer of Green Sky Labs Inc, a Canada-based technology incubation company focused on the proprietary processing technologies (e.g. extraction, isolation and purification) and the healthcare industries. Mr. Huda has held various positions within the federal government of Canada, including Senior Economist for the Department of Finance and Senior Analyst for the Natural Resources and Industry Departments. He is a recipient of the Canadian government’s Public Service Award of Excellence for his financial and economic analysis related to the awarding of operating licenses to wireless telecommunication service providers.

Mr. Huda has over 20 years of experience in investment banking, entrepreneurship, and corporate finance. He obtained a Bachelor of Arts and Masters of Arts (Economics and Psychology) from the University of Manitoba, which he attended from 1987 to 1994. Mr. Huda’s experience in finance and economics led to our conclusion that Mr. Huda should be serving as a member of our board of directors in light of our business and structure.

Scott Stevens

Scott Stevens, age 44, has served as a director of the Company since July 2, 2020, and he was previously our President and a member of the board of directors from June 10, 2019 to May 8, 2020. Since 2014, Mr. Stevens has been a Partner at Grays Peak Capital, a global investment firm located in New York. Mr. Stevens has over twenty years of global investment experience in finance, technology, consulting and M&A. Prior to Grays Peak, Mr. Stevens was a Portfolio Manager for sixteen years in public and private market investing. Before joining the buy-side, Mr. Stevens was an Analyst at Merrill Lynch & Co. in the Mergers & Acquisitions Group where he completed over $20 billion of transactions in various sectors including aerospace/defense, media, healthcare, and energy. Mr. Stevens graduated from the University of Michigan (BA Economics) in 1998. Mr. Stevens’ experience in finance and M&A led to our conclusion that Mr. Stevens should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, none of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees. None of our officers and directors have an employment agreement with us.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the fiscal year ended August 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Scott Stevens (2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael Winterhalter (3)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)	Appointed Chief Executive Officer and a director of the Company on July 2, 2020.
(2)	Appointed President and director on June 10, 2019 and resigned as President and director on May 8, 2020 but was reappointed as a director on July 2, 2020.
(3)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019. Appointed President, Principal Accounting and Financial Officer, Secretary and Treasurer and a director of the Company on May 8, 2020. Resigned as President and a director of the Company on July 2, 2020. Resigned as Secretary, Treasurer and Principal Accounting and Financial Officer on December 2, 2020.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended August 31, 2020:

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Rudy Mazzocchi (1)	2020	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Riazul (Rehan) Huda (2)	2020	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Scott Stevens (3)	2020	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Michael Winter halter (4)	2020	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

___________

(1)	Appointed Chief Executive Officer and a director of the Company on July 2, 2020.
(2)	Appointed a director of the Company on July 2, 2020.
(3)

Appointed President and director on June 10, 2019 and resigned as President and director on May 8, 2020 but was reappointed as a director on July 2, 2020. Appointed President and director on June 10, 2019 and resigned as President and director on May 8, 2020 but was reappointed as a director on July 2, 2020.

(4)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019. Appointed President, Principal Accounting and Financial Officer, Secretary and Treasurer and as a director of the Company on May 8, 2020 and resigned as President and a director of the Company on July 2, 2020. Resigned as President and a director of the Company on July 2, 2020. Resigned as Secretary, Treasurer and Principal Accounting and Financial Officer on December 2, 2020.

EMPLOYMENT AGREEMENTS

We have no employment agreements with any person.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riazul (Rehan) Huda (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Stevens (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Winterhalter (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)	Appointed Chief Executive Officer and a director of the Company on July 2, 2020.
(2)	Appointed a director of the Company on July 2, 2020.
(3)

Appointed President and director on June 10, 2019 and resigned as President and director on May 8, 2020 but was reappointed as a director on July 2, 2020. Appointed President and director on June 10, 2019 and resigned as President and director on May 8, 2020 but was reappointed as a director on July 2, 2020.

(4)

Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on April 18, 2013. Appointed Secretary on April 18, 2013 and resigned as Secretary on June 2, 2013. Appointed Secretary on November 14, 2018. Resigned as President and Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors on July 10, 2019. Appointed President, Principal Accounting and Financial Officer, Secretary and Treasurer and a director of the Company on May 8, 2020 and resigned as President and a director of the Company on July 2, 2020. Resigned as President and a director of the Company on July 2, 2020. Resigned as Secretary, Treasurer and Principal Accounting and Financial Officer on December 2, 2020.

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

The percentages below are calculated based on 34,489,605 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Applied Biosciences Corp.	19,552,590	(3)	56.7%
Green Sky Labs	8,379,681	(4)	24.3%

Officers and Directors:
Rudy Mazzocchi	0		0.0%
Riazul (Rehan) Huda	0	(4)	0.0%
Scott Stevens	2,188,070	(5)	6.3%
All current officer and directors as a group (3 persons)	2,188,070		6.3%

________

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 22, 2020, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 34,489,605 shares of common stock outstanding as of December 2, 2020.
(3)	Chris Bridges has sole voting and dispositive power over the securities held by this entity.
(4)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.
(5)	Mr. Stevens holds these securities in the name of Grays Peak Ventures LLC, an entity for which he has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2020 and 2019, the total fees charged to the company for audit services, including quarterly reviews were $18,750 and $17,500, total fees charged for tax services, audit related services and other services were $0 and $0, respectively.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: December 9, 2020	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	President and Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rudy Mazzocchi as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended August 31, 2020, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: December 9, 2020	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	Chief Executive Officer and Director (principal executive officer, principal accounting officer and principal financial officer)

Date: December 9, 2020	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director

Date: December 9, 2020	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

