Form 10-Q
period 2020-11-30
Agentix Corp.
filed 2021-01-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 11, 2021, there were 34,489,605 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2020

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets at November 30, 2020 (Unaudited) and from inception (April 15, 2020) to August 31, 2020.	F-1

	Unaudited Consolidated Statement of Operations for the three months ended November 30, 2020.	F-2

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended November 30, 2020 (Unaudited) and for the year ended August 31, 2020.	F-3

	Unaudited Consolidated Statement of Cash Flows for the three months ended November 30, 2020 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

Part II. Other Information

Item 1.	Legal Proceedings.	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 3.	Defaults Upon Senior Securities.	7

Item 4.	Mine Safety Disclosures.	7

Item 5.	Other Information.	7

Item 6.	Exhibits.	8

Signatures		9

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Agentix Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the ongoing coronavirus pandemic, the Company’s need for and ability to obtain additional financing, product demand, market and customer acceptance, competition, pricing and development difficulties, as well as general industry and market conditions and growth rates, general economic conditions, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

Consolidated Balance Sheets

		From Inception
		(April 15, 2020) to
	November 30, 2020	August 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$11,088	$242,750
Prepayments	50,000	50,000
Total current assets	61,088	292,750

Total assets	$61,088	$292,750

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,366	$41,318
Accounts payable - related party	33,873	27,870
Accrued expenses	100	100
Total current liabilities	54,339	69,288

Long Term Liabilities	-	-
Total liabilities	54,339	69,288

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock par value $0.001: 50,000,000 shares authorized;
34,489,605 shares issued and outstanding as of November 30, 2020 (unaudited)
and August 31, 2020	34,490	34,490
Additional paid-in capital	552,883	552,883
Accumulated deficit	(580,624)	(363,911)
Total stockholders’ equity	6,749	223,462
Total liabilities and stockholders’ equity	$61,088	$292,750

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Operations

Three Months
November 30, 2020
(Unaudited)
Revenue	$-

Operating Expenses
Professional fees	184,563
Research and development	15,488
General and administrative expenses	16,667

Total operating expenses	216,718

Loss from Operations	(216,718)

Other Income
Interest income	(5)

Loss before Income Tax Provision	(216,713)

Income Tax Provision	-

Net Loss	$(216,713)

Loss per share
- Basic and Diluted	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	34,489,605

See accompanying notes to the unaudited consolidated financial statements.

F-2

Agentix Corp.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, August 31, 2020	34,489,605	$34,490	$552,883	$(363,911)	$223,462

Net Loss				(216,713)	(216,713)

Balance, November 30, 2020 (unaudited)	34,489,605	$34,490	$552,883	$(580,624)	$6,749

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Cash Flows

Three Months
November 30, 2020
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(216,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	(14,948)
Net Cash Used in Operating Activities	(231,662)

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities	-

Net Change in Cash	(231,662)

Cash - beginning of reporting period	242,750

Cash - end of reporting period	$11,088

See accompanying notes to the unaudited consolidated financial statements.

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

Under the terms and conditions of the Share Exchange Agreement, the Company offered and sold 27,932,271 shares of common stock of the Company in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that former GSL Healthcare shareholders hold approximately 88.0% of the then issued shares of common stock of the Company, and GSL Healthcare is a wholly-owned subsidiary of the Company.

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

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit at November 30, 2020, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GSL Healthcare, Inc., a 100% owned entity. Intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Investments accounted for under the equity method or cost method of accounting above are included in the caption “Equity investments” on the Balance Sheet. Management uses Level 3 inputs, as defined in paragraph 820-10-35-37 of the FASB Accounting Standards Codification, to measure the fair value of its financial instruments.

The changes in carrying amount of the equity investment was as follows:

	Three Months November 30, 2020	Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-	$-
Acquisitions	-	19,553
Dispositions	-	-
Impairment	-	(19,553)
Ending balance	$-	$-

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 ”Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 ”Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development.

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

There were no dilutive common shares for the three months ended November 30, 2020.

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

No stock options or warrants were issued or outstanding as of November 30, 2020.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements but does not expect such adoption to have a material impact.

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

Note 3 – Related Parties

During the three months ended November 30, 2020, SBS Management LLC, a company controlled by Mr. Scott Stevens and who is a member of the Company’s board of directors, was paid $37,500 of management fees and the Company reimbursed SBS Management LLC $15,000 for rent expense of which $5,000 was included in accounts payable – related party as of November 30, 2020. In addition, SBS Management made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of November 30, 2020, the amounts due SBS Management for these advances was $1,003 and was included in accounts payable – related party on the accompanying unaudited balance sheet.

During the period from inception (April 15, 2020) to August 31, 2020, Gray’s Peak Capital, a company founded by Mr. Scott Stevens and who is a member of the Company’s board of directors, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of November 30, 2020, the amounts due Gray’s Peak Capital for these advances was $27,870 and was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity Investments

The Company follows ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, equity investments are recorded at their market value, with the change in fair value being reflected in the consolidated statement of operations.

In conjunction with the merger, the Company purchased a 10% LLC interest in API Holdings Inc., which holds certain equity investments obtained from the purchased shares of stock of four entities with ownership percentages of less than 5%. The LLC interest held by the Company was recorded at the purchase price of $19,553.

During the period from inception (April 15, 2020) to August 31, 2020, management determined that the fair value of the equity investment was $nil and as such, management recorded an impairment charge of $19,553. There have been no observable price changes during the three months ended November 30, 2020. As such, the Company has measured the value of the investment at $nil as of November 30, 2020, which management believes approximates market value.

Note 5 – Equity

As of November 30, 2020 and August 31, 2020, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 34,489,605 as of November 30, 2020 and August 31, 2020, respectively. No shares of common stock were issued during the three months ended November 30, 2020.

Note 6 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 30, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2020 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on December 9, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

Merger

On May 28, 2020, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 27,932,271 shares of our common stock of the Company in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that former two GSL Healthcare shareholders hold approximately 88.0% of the then issued shares of common stock of the Company, and GSL Healthcare is now a wholly-owned subsidiary of the Company.

The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’ assets, liabilities and results of operations became our historical financial statements. Prior to the Share Exchange, we had 3,806,613 shares of outstanding common stock which remained outstanding as part of the merger.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended August 31, 2020, as filed on December 9, 2020, and notes thereto contained in our Annual Report on Form 10-K.

Deferred Tax Assets and Income Tax Provision

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent we conclude it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

GSL Healthcare, now our principal business and historical financial statements of our company, began operations on April 15, 2020. Thus, a comparable period does not exist. The following are our results for the three months ended November 30, 2020:

We recorded no revenues for the three months ended November 30, 2020.

For the three months ended November 30, 2020, we incurred total operating expenses of $216,718, consisting professional fees of $184,563, research and development expenses of $15,488, and general and administrative expenses of $16,667. We also incurred interest income of $5 during the three months ended November 30, 2020.

For the three months ended November 30, 2020, we used $231,662 of cash used in operations and did not incur or obtain cash from investing or financing activities.

Liquidity and Capital Resources

As of November 30, 2020, we had a cash balance of $11,088 and incurred a loss of $216,713 for the three months ended November 30, 2020. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock or debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company and if we obtain debt financing, the terms of any such debt financing may not be favorable to existing shareholders. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtaining debt to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to November 30, 2020 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2020.

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

AGENTIX CORP.
(Name of Registrant)

Date: January 13, 2021	By:	/s/ Rudy Mazzocchi
Name: Rudy Mazzocchi
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

