Form 10-Q
period 2021-02-28
Agentix Corp.
filed 2021-03-29
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of March 19, 2021, there were 34,874,605 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2021

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Consolidated Balance Sheets at February 28, 2021 (Unaudited) and from inception (April 15, 2020) to August 31, 2020.	4

	Unaudited Consolidated Statement of Operations for the three and six months ended February 28, 2021.	5

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended February 28, 2021 (Unaudited) and for the year ended August 31, 2020.	6

	Unaudited Consolidated Statement of Cash Flows for the six months ended February 28, 2021	7

	Notes to Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

Part II. Other Information

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

Consolidated Balance Sheets

		From Inception
		(April 15, 2020) to
	February 28, 2021	August 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$843	$242,750
Prepayments	50,000	50,000
Total current assets	50,843	292,750

Total assets	$50,843	$292,750

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$234,313	$41,318
Accounts payable - related party	55,497	27,870
Accrued expenses	100	100
Total current liabilities	289,910	69,288

Long Term Liabilities	-	-
Total liabilities	289,910	69,288

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity
Common stock par value $0.001: 50,000,000 shares authorized; 34,874,605 and 34,489,605 shares issued and outstanding as of February 28, 2021 (unaudited) and August 31, 2020, respectively	34,875	34,490
Additional paid-in capital	933,648	552,883
Common stock to be issued (320,000 shares)	80,000	-
Accumulated deficit	(1,287,590)	(363,911)
Total stockholders' (deficit) equity	(239,067)	223,462
Total liabilities and stockholders' (deficit) equity	$50,843	$292,750

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Operations

	Three Months Ended	Six Months Ended
	February 28, 2021	February 28, 2021
	(Unaudited)
Revenue	$-	$-

Operating Expenses
Professional fees	511,904	696,467
Research and development	178,232	193,720
General and administrative expenses	16,830	33,497

Total operating expenses	706,966	923,684

Loss from Operations	(706,966)	(923,684)

Other Income
Interest income	-	(5)

Loss before Income Tax Provision	(706,966)	(923,679)

Income Tax Provision	-	-

Net Loss	$(706,966)	$(923,679)

Loss per share
- Basic and Diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	34,549,171	29,537,493

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Common stock par value $0.001					Total
	Number of Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders' (Deficit) Equity

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Net Loss					(216,713)	(216,713)

Balance, November 30, 2020 (unaudited)	34,489,605	34,490	-	552,883	(580,624)	6,749

Common stock issued for cash			80,000			80,000
Common stock issued to consultant	385,000	385		380,765		381,150
Net Loss					(706,966)	(706,966)

Balance, February 28, 2021 (unaudited)	34,874,605	$34,875	$80,000	$933,648	$(1,287,590)	$(239,067)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Cash Flows

Six Months Ended
February 28, 2021
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(923,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	381,150
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	220,622
Net Cash Used in Operating Activities	(321,907)

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	80,000
Net Cash Provided by Financing Activities	80,000
Net Change in Cash	(241,907)

Cash - beginning of reporting period	242,750

Cash - end of reporting period	$843

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on February 28, 2021, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Prepayment

As of February 28, 2021 and August 31, 2020, the Company recorded a $50,000 payment as a deposit for inventory, which was reflected in the Company’s balance sheet as Prepayment.

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

The changes in carrying amount of the equity investment were as follows:

	Six months February 28, 2021	Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-	$-
Acquisitions	-	19,553
Dispositions	-	-
Impairment	-	(19,553)
Ending balance	$-	$-

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

There were no dilutive common shares for the three and six months ended February 28, 2021.

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

No stock options or warrants were issued or outstanding as of February 28, 2021.

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

Note 3 – Related Parties

During the six months ended February 28, 2021, the Company incurred $75,000 of management fees, $35,000 for reimbursement of rent and $2,388 of advances to the Company to cover certain operating expenses from SBS Management LLC, a company controlled by Mr. Scott Stevens and who is a member of the Company's board of directors. As of February 28, 2021, $27,627 was included in Accounts payable – related party on the accompanying unaudited balance sheet as of February 28, 2021. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

During the period from inception (April 15, 2020) to August 31, 2020, Gray’s Peak Capital, a company founded by Mr. Scott Stevens and who is a member of the Company’s board of directors, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of February 28, 2021, the amounts due Gray’s Peak Capital for these advances was $27,870 and was included in accounts payable – related party on the accompanying balance sheet.

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

During the period from inception (April 15, 2020) to August 31, 2020, management determined that the fair value of the equity investment was $nil and as such, management recorded an impairment charge of $19,553. There have been no observable price changes during the six months ended February 28, 2021. As such, the Company has measured the value of the investment at $nil as of February 28, 2021, which management believes approximates market value.

Note 5 – Equity

As of February 28, 2021 and August 31, 2020, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 34,874,605 and 34,489,605 as of February 28, 2021 and August 31, 2020, respectively.

Shares issued for services

During the six months ended February 28, 2021, the Company issued 385,000 shares of its common stock of the company to a consultant. There shares were fully vested upon issuance and were recorded at a price $0.99 per share, which was the then fair market value of the shares based on the Company’s quoted stock price.

Shares issued for cash

During the six months ended February 28, 2021, the Company issued 320,000 shares of its common stock to certain accredited investors for cash at a price of $0.25 per share for total proceeds of $80,000. The shares were issued pursuant to a Subscription Agreement whereby the Company authorized the sale of up to 4,000,000 shares of its common stock at a purchase price of $0.25 per share for an aggregate offering of up to $1,000,000. The Company is making this offering solely to accredited investors as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

As of February 28, 2021, the Company had not issued the shares issued for cash and as such, the $80,000 was reflected in the accompanying unaudited balance sheet as common stock to be issued.

Note 6 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to February 28, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

GSL Healthcare, our now principal business and historical financial statements of our company, began operations on April 15, 2020. Thus, a comparable period does not exist. The following are our results for the three and six months ended February 28, 2021:

We recorded no revenues for the three and six months ended February 28, 2021.

For the three months ended February 28, 2021, we incurred total operating expenses of $706,966, consisting of professional fees of $511,904, which included $381,150 of non-cash common stock issued for services, research, and development expenses of $178,232, and general and administrative expenses of $16,830.

For the six months ended February 28, 2021, we incurred total operating expenses of $923,684, consisting of professional fees of $696,467, which included $381,150 of non-cash common stock issued for services, research, and development expenses of $193,720, and general and administrative expenses of $33,497. We also incurred interest income of $5 during the six months ended February 28, 2021.

For the six months ended February 28, 2021, we used $321,907 of cash used in operations and did not incur or obtain cash from investing and obtained $80,000 from financing activities related to our issuance of common stock for cash.

Liquidity and Capital Resources

As of February 28, 2021, we had a cash balance of $843 and incurred a loss of $923,679 for the six months ended February 28, 2021. We do not have sufficient cash on hand to complete our plan of operation for the next 12 months and we have incurred an accumulated deficit of $1,287,590 as of February 28, 2021. We will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock or debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company and if we obtain debt financing, the terms of any such debt financing may not be favorable to existing shareholders. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtaining debt to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to February 28, 2021 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2021.

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

_____________

(1)Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.

(2)Incorporated by reference to the Registrant’s Form 8-K (File No. 000-55383), filed with the SEC on July 11, 2019.

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

AGENTIX CORP.
(Name of Registrant)

Date: March 29, 2021	By:	/s/ Rudy Mazzocchi
Name: Rudy Mazzocchi
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

