Form 10-Q
period 2021-05-31
Agentix Corp.
filed 2021-07-09
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 1, 2021, there were 34,874,605 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2021

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Consolidated Balance Sheets at May 31, 2021 and from inception (April 15, 2020) to August 31, 2020.	F-2

	Unaudited Consolidated Statement of Operations for the three and nine months ended May 31, 2021 and for the period from April 15, 2020 (inception) to May 31, 2020.	F-3

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended May 31, 2021 and for the period from April 15, 2020 (inception) to May 31, 2020.	F-4

	Unaudited Consolidated Statement of Cash Flows for the nine months ended May 31, 2021 and for the period from April 15, 2020 (inception) to May 31, 2020.	F-5

	Notes to Financial Statements (Unaudited).	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7

Item 4.	Controls and Procedures.	7

Part II. Other Information

Item 1.	Legal Proceedings.	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities.	8

Item 4.	Mine Safety Disclosures.	8

Item 5.	Other Information.	8

Item 6.	Exhibits.	9

Signatures		10

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp.

Consolidated Balance Sheets

		From Inception
		(April 15, 2020) to
	May 31, 2021	August 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$7,808	$242,750
Inventory	50,000	-
Prepayment	-	50,000
Total current assets	57,808	292,750

Total assets	$57,808	$292,750

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$270,914	$41,318
Accounts payable - related party	99,103	27,870
Accrued expenses	100	100
Total current liabilities	370,117	69,288

Long Term Liabilities	-	-
Total liabilities	370,117	69,288

Commitments and Contingencies	-	-

Stockholders’ (Deficit) Equity
Common stock par value $0.001: 50,000,000 shares authorized;
34,874,605 and 34,489,605 shares issued and outstanding as of May 31, 2021 (unaudited) and August 31, 2020, respectively	34,875	34,490
Common stock to be issued (520,000 shares)	180,000	-
Additional paid-in capital	933,648	552,883
Accumulated deficit	(1,460,832)	(363,911)
Total stockholders’ (deficit) equity	(312,309)	223,462
Total liabilities and stockholders’ (deficit) equity	$57,808	$292,750

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Operations

	For the Three	From Inception	Nine Months
	Months Ended	(April 15, 2020) to	Ended
	May 31, 2021	May 31, 2020	May 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating Expenses
Professional fees	98,132	-	794,599
Research and development	57,500	-	251,220
General and administrative expenses	17,609	-	51,106

Total operating expenses	173,242	-	1,096,926

Loss from Operations	(173,242)	-	(1,096,926)

Other Income
Interest income	-	-	(5)

Loss before Income Tax Provision	(173,242)	-	(1,096,921)

Income Tax Provision	-	-	-

Net Loss	$(173,242)	$-	$(1,096,921)

Loss per share
- Basic and Diluted	$(0.00)	$-	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	34,874,605	-	34,687,767

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended May 31, 2021 and For the Period April 15, 2020 (Inception) to May 31, 2020

	Common stock par value $0.001		Common	Additional		Total
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Net Loss					(216,713)	(216,713)

Balance, November 30, 2020 (unaudited)	34,489,605	34,490	-	552,883	(580,624)	6,749

Common stock issued for cash			80,000			80,000
Common stock issued to consultant	385,000	385		380,765		381,150
Net Loss					(706,966)	(706,966)

Balance, February 28, 2021 (unaudited)	34,874,605	$34,875	$80,000	$933,648	$(1,287,590)	$(239,067)

Common stock issued for cash			100,000			100,000
Net Loss					(173,242)	(173,242)

Balance, May 31, 2021 (unaudited)	34,874,605	$34,875	$180,000	$933,648	$(1,460,832)	$(312,309)

Balance, April 15, 2020 (Inception) (unaudited)	-	$-	$-	$-	$-	$-

Net Loss					-	-

Balance, May 31, 2020 (unaudited)	-	$-	$-	$-	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Unaudited Consolidated Statement of Cash Flows

	Nine Months	April 15, 2020 (Inception)
	May 31, 2021	to May 31, 2020
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,096,921)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	381,150	-
Changes in operating assets and liabilities:
Inventory	(50,000)	-
Prepayments and other current assets	50,000	-
Accounts payable and accounts payable - related party	300,829	-
Net Cash Used in Operating Activities	(414,942)	-

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	180,000	-

Net Cash Provided by Financing Activities	180,000	-
Net Change in Cash	(234,942)	-

Cash - beginning of reporting period	242,750	-

Cash - end of reporting period	$7,808	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on May 31, 2021, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Agentix Corp.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the nine months ended May 31, 2021, the Company did not record a provision for excess or obsolete inventory.

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

Agentix Corp.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

The changes in carrying amount of the equity investment were as follows:

	Nine Months May 31, 2021	Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-	$-
Acquisitions	-	19,553
Dispositions	-	-
Impairment	-	(19,553)
Ending balance	$-	$-

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

Agentix Corp.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

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

There were no dilutive common shares for the three and nine months ended May 31, 2021.

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

No stock options or warrants were issued or outstanding as of May 31, 2021.

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

Agentix Corp.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

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

Note 3 - Related Parties

During the nine months ended May 31, 2021, the Company incurred $112,500 of management fees, $45,000 for reimbursement of rent and $17,093 of advances to the Company to cover certain operating expenses from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of May 31, 2021, $71,233 was included in Accounts payable – related party on the accompanying unaudited balance sheet as of May 31, 2021. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

During the period from inception (April 15, 2020) to August 31, 2020, Gray’s Peak Capital, a company founded by Mr. Scott Stevens who is a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of May 31, 2021, the amounts due Gray’s Peak Capital for these advances was $27,870 and was included in accounts payable – related party on the accompanying balance sheet.

Note 4 - Equity Investments

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

During the period from inception (April 15, 2020) to August 31, 2020, management determined that the fair value of the equity investment was $nil and as such, management recorded an impairment charge of $19,553. There have been no observable price changes during the nine months ended May 31, 2021. As such, the Company has measured the value of the investment at $nil as of May 31, 2021, which management believes approximates market value.

Note 5 - Equity

As of May 31, 2021 and August 31, 2020, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 34,874,605 and 34,489,605 as of May 31, 2021 and August 31, 2020, respectively.

Shares issued for services

During the nine months ended May 31, 2021, the Company issued 385,000 shares of its common stock of the company to a consultant. The shares were fully vested upon issuance and were recorded at a price $0.99 per share, which was the then fair market value of the shares based on the Company’s quoted stock price.

Shares issued for cash

During the nine months ended May 31, 2021, the Company issued 520,000 shares of its common stock to certain accredited investors for cash of which 320,000 shares were issued at a price of $0.25 per share for total proceeds of $80,000 and 200,000 shares were issued at a price of $0.50 per share for total proceeds of $100,000. These offerings were made available solely to accredited investors as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

As of May 31, 2021, the Company had not issued the shares issued for cash and as such, the $180,000 was reflected in the accompanying unaudited consolidated balance sheet as common stock to be issued.

Note 6 - Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to May 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

GSL Healthcare, our now principal business and historical financial statements of our company, began operations on April 15, 2020. Thus, a comparable nine month period does not exist. Further, there was no activity for GSL Healthcare for the period from April 15, 2020 to May 31, 2020. The following are our results for the three and nine months ended May 31, 2021:

We recorded no revenues since our inception on April 15, 2020.

For the three months ended May 31, 2021, we incurred total operating expenses of $173,242, consisting of professional fees of $98,132, research and development expenses of $57,500, and general and administrative expenses of $17,609. For the period from April 15, 2020 to May 31, 2020, we had no activity.

For the nine months ended May 31, 2021, we incurred total operating expenses of $1,096,926, consisting of professional fees of $794,599, which included $381,150 of non-cash common stock expense related to shares we issued for services, research and development expenses of $251,220, and general and administrative expenses of $51,106. We also incurred interest income of $5 during the nine months ended May 31, 2021.

For the nine months ended May 31, 2021, we used $414,942 of cash in our operations and did not incur or obtain cash from investing and obtained $180,000 from financing activities related to our issuance of common stock for cash. For the period from April 15, 2020 to May 31, 2020, we had no activity.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on May 31, 2021 and incurred a net loss and a net use of cash in our operating activities during the nine months ended May 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position is not sufficient to support our daily operations. As such, we will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock or debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company and if we obtain debt financing, the terms of any such debt financing may not be favorable to existing shareholders. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtaining debt to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to May 31, 2021 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2021.

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

AGENTIX CORP.
(Name of Registrant)

Date: July 9, 2021	By:	/s/ Rudy Mazzocchi
Name: Rudy Mazzocchi
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

