Form 10-K
period 2021-08-31
Agentix Corp.
filed 2021-10-07
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

Commission File No. 000-55383

AGENTIX CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

(Address of principal executive offices, zip code)

(321) 299-2014

(Registrant's telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of February 27, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $34,874,585.

As of October 5, 2021, there were 34,874,585 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

AGENTIX CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Agentix Corp., a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, the ability to protect our intellectual property, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

All references in this Form 10-K to the "Company", "Agentix", "we", "us," or "our" are to Agentix Corp.

PART I

Item 1. Business.

History

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31.  Effective June 17, 2019, we changed our name from FairWind Energy, Inc. to Agentix Corp. and to better reflect the new focus of our business. We are a clinical development stage corporation with a focus on pharmaceutical treatments in the metabolic disease space and have not yet generated or realized meaningful revenues from our business.

Until recently, our business plan focused on the design, engineering and manufacturing of composite products, specifically the supply products to the oil and gas industry. However, on May 28, 2020, entered into a Share Exchange Agreement (the "Share Exchange Agreement") with GSL Healthcare, Inc., a Nevada corporation ("GSL Healthcare"), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

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

Overview

As a result of the Share Exchange Agreement, we plan to focus our business efforts on the development and commercialization of novel therapeutics to treat metabolic disease. Our principal business objective is to develop two key assets specifically designed to not cross the blood brain barrier (BBB); i.e., are “peripherally-restricted”. With these two assets, Agentix will endeavor to establish a firm presence in the area of metabolic syndrome.

Metabolic syndrome, variously known also as syndrome X, insulin resistance, etc., has been defined by the WHO as a pathologic condition characterized by abdominal obesity, insulin resistance, hypertension, and hyperlipidemia. Though it started in the Western world, with the spread of the Western lifestyle, it has become now a truly global problem. The prevalence of the metabolic syndrome is often more in the urban population of some developing countries than in its Western counterparts. The two basic forces spreading this malady are the increase in consumption of high calorie-low fiber fast food and the decrease in physical activity due to mechanized transportations and sedentary form of leisure time activities. The syndrome feeds into the spread of the diseases like type 2 diabetes, coronary diseases, stroke, and other disabilities1 (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5866840/).

The incidence of metabolic syndrome often parallels the incidence of obesity and incidence of type 2 diabetes (one of the outcomes of MetS). According to global survey of obesity in 195 countries, done in 2015, 604 million adults and 108 million children were obese. Since 1980, prevalence of obesity doubled in 73 countries and increased in most other countries. Of even greater concern was that the rate of increase was even higher in childhood obesity. According to IDF diabetes atlas, global prevalence of diabetes is 8.8% (415 m) as of 2015 and is expected to increase to 10.4% (642 m) by 2040. While there is difficulty on gathering the same quality of data for metabolic syndrome, some estimates have the global prevalence to be about one quarter of the world population – which amounts to over a billion people in the world are now affected with metabolic syndrome1.

The above factors will in part drive the global demand for biopharmaceuticals, along with an increase in the global acceptance of biopharmaceuticals to treat and manage these medical conditions. In addition, an increase in strategic partnerships between biopharmaceutical companies is also expected to complement the growth of the biopharmaceuticals industry. Furthermore, clearance for newer biopharmaceutical products and continuous R&D is also expected to improve this market positively. We envision that Agentix will play the part of developing new chemical entities to the initial stages of clinical efficacy and then partner with larger biopharma players for the pivotal stages of commercialization.

Cannabinoid type 1 receptor is expressed in several peripheral locations, such as the liver, adipose tissue, and pancreas, where it is involved in the regulation of various physiological effects, including glucose and lipid metabolism. It is also expressed in the central nervous system (CNS) where it regulates functions such as appetite and reward. Peripheral CB1 receptors have been demonstrated to regulate glucose and lipid metabolism. Blockade of peripheral CB1 receptors in preclinical animal models results in a significant reduction in lipogenesis and gluconeogenesis, enhancement of insulin sensitivity, decreased adiposity and hepatic steatosis, and protection in pancreatic β cells, demonstrating the potential of this strategy for amelioration of obesity and nonalcoholic fatty liver disease, and also reduced incidence of T2DM. Thus, developing antagonists targeting peripheral CB1 receptors, without inducing psychological adverse effects, is a potential therapeutic strategy in managing these conditions.

Previous attempts to target the peripheral CB1 receptor by Pfizer (otenabant), Merck (taranabant) and Sanofi (rimonabant) were terminated due to toxicities resulting from these drug candidates crossing the blood-brain barrier.  A renewed pharmaceutical development effort is underway to target peripheral CB1 receptors by designing drug candidates that are restricted from crossing the blood-brain barrier, and exert their therapeutic effect only within the periphery.  For example, Takeda has entered into a license agreement with Goldfinch Bio to develop a monoclonal antibody with targets the peripheral CB1 receptor. Inversago Pharma is developing a peripherally-restricted CB1 inverse agonist as a possible treatment for the rare genetic disorder Prader Willi Syndrome.

Our Pipeline

AGTX-2004

AGTX-2004 (also known as DBPR211) is a peripherally-acting CB1 receptor antagonist that has demonstrated efficacy in animal models of obesity and type 2 diabetes mellitus (T2DM).  AGTX-2004 was well tolerated in animal models of toxicity, and did not cross the blood-brain barrier.  An Investigational New Drug Application (IND application) was cleared by the Food & Drug Administration of the United States of America (FDA), and we are preparing to commence a Phase 1 safety and tolerability dose escalation assessment in humans beginning the first quarter of 2022.

We entered into a worldwide exclusive license agreement with Taiwan’s National Health Research Institute (NHRI) on March 21, 2021 for exclusive worldwide rights development and commercial rights to AGTX-2004. In exchange to global rights to the asset and its intellectual property, we will pay NHRI a series of development and commercialization milestones, and will pay royalties on product sales once obtaining market authorization from competent regulatory authorities.

AGTX-2003

AGTX-2003 (also known as RTI-1092769) is a peripherally-acting CB1 receptor inverse agonist that has demonstrated efficacy in animal models of obesity and non-alcoholic fatty liver disease (NAFLD).  AGTX-2003 was well tolerated in animal models of toxicity, and did not cross the blood-brain barrier.  We are currently advancing AGTX-2003 in additional enabling animal studies in preparation of filing an IND application with FDA for the commencement of a Phase 1 safety and tolerability dose escalation assessment in humans expected to begin third quarter 2022.

We have entered into an exclusive worldwide license agreement for ABP-2003 with Research Triangle Institute (RTI) on March 16, 2020. In exchange to the global development and commercial rights, we will pay RTI a series of development and commercial milestones, and royalties on product sales once obtaining market authorization from competent regulatory authorities.

License Agreement

On May 21, 2021, we received notice of effectiveness of that certain License Agreement (the "License Agreement"), dated May 10, 2021, by and between the Company's wholly-owned subsidiary, Applied BioPharma LLC, a Nevada limited liability company, and National Health Research Institutes, a Taiwan, Republic of China, entity, pursuant to which the Company purchased a worldwide, terminable, royalty-bearing, exclusive license for the technology and patent rights underlying patents and patent applications to make, have made, offer for sale, sell, have sold, use, have used, import or have imported products related to pyrazole compounds, to treat Type 2 diabetes, obesity and fatty liver disease. This technology is a peripherally restricted cannabinoid receptor 1 antagonist that has successfully completed preliminary pre-clinical and in vivo testing requirements for advancement into Phase I clinical trials.

The Company is required to pay a licensing fee and a document delivery fee within 30 days of the date of the License Agreement. Additionally, the Company is obligated to pay 16 product milestone payments related to Phase I, Phase II, Phase III and US Food and Drug Administration, European Union, European Medicines Agency, Pharmaceuticals and Medical Devices Agency and other market approvals, and upon achieving $100,000,000 in worldwide sales.

Additional payments the Company is obligated to pay are (i) an annual royalty equal to 4% of net sales of products sold using technology and patents rights under the License Agreement, and (ii) an annual license fee and quality and stability testing fees.

The term of the License Agreement is until the last of the licensed patent rights and the exclusive market approval for the products made or using the technology and rights underlying the licensed patents expire on a county-by-country basis. The terms of the patents subject to the License Agreement with the longest terms are 20 years.

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

Government Regulation

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the US FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

The products that Agentix may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA's Good Laboratory Practices regulations. A drug's sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug's approved labeling (known as "off-label use"), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

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

7

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

•

the Federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates"—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

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

Research and Development Activities and Costs

We incurred $365,132 and $94,100, respectively, in research and development costs for the fiscal years ended August 31, 2021 and 2020.

Employees

As of October 4, 2021, we had no full-time or part-time employees but do have a total of three individuals devoting substantially full-time services to the Company under consultancy arrangement, including our Chief Executive Officer, Rudy Mazzocchi.

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

Item 1A. Risk Factors.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629. We believe that this space is adequate for our current needs. Our telephone number is (321) 299-2014.

Item 3. Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the "OTC Markets Group"), under the stock symbol "AGTX". As of September 28, 2021, the Company had 34,874,585 shares of common stock issued and outstanding, and we had approximately 186 holders of record of our common stock.

Dividends

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. ("West Coast Stock Transfer"), whose address 721 N. Vulcan Ave., Encinitas, California 92024. West Coast Stock Transfer's telephone number is (619) 664-4780.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2021.

Item 6. Selected Financial Data.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management's Discussion and Analysis Of Financial Condition and Results of Operations.

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of August 31.

Merger with GSL Healthcare

On May 28, 2020, we entered into a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, and GSL Healthcare, Inc., a Nevada corporation ("GSL Healthcare"), and the holders of common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020.

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

The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare' assets, liabilities and results of operations became our historical financial statements. Prior to the Share Exchange, we had 3,806,613 shares of outstanding common stock which remained outstanding as part of the merger.

Merger with Applied Biopharma

In July 2021, we entered into and completed an Agreement and Plan of Merger (the "Merger Agreement"), by and among our Company, AB Merger LLC, a Nevada limited liability company and our wholly-owned subsidiary ("AB Merger"), and Applied Biopharma, pursuant to which Applied BioPharma merged into AB Merger and the effect of which is that, upon and assuming consummation of the Merger Agreement, Applied Biopharma became a wholly-owned subsidiary of our Company.

We paid one share of our common stock for the acquisition of Applied Biopharma under the terms and conditions of the Merger Agreement. The acquisition of Applied Biopharma was considered immaterial, as Applied Biopharma had minimal activity and had no assets or liabilities as of the date of acquisition. As such, we have included the activity of Applied Biopharma for the period following the completion of the Merger Agreement.

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

Results of Operations

GSL Healthcare, our now principal business and historical financial statements of our company, began operations on April 15, 2020. Thus, a comparable full 12 month period does not exist. The following are our results for the year ended August 31, 2021 and for the period from inception (April 15, 2020) to August 31, 2020:

We recorded minimal revenues of $1,240 since our inception on April 15, 2020.

For the year ended August 31, 2021, we incurred total operating expenses of $1,341,031, consisting of professional fees of $909,483, which included $381,150 of non-cash common stock expense related to shares we issued for services, research and development expenses of $365,132, and general and administrative expenses of $66,416. We also incurred interest income of $5 during the year ended August 31, 2021.

For the period from inception (April 15, 2020) to August 31, 2020, we incurred total operating expenses of $344,389, consisting of professional fees of $227,055, research and development expenses of $94,100, and general and administrative expenses of $23,234. We also incurred interest income of $31 during the period from inception (April 15, 2020) to August 31, 2020.

For the year ended August 31, 2021, we used $420,982 of cash in our operations and did not incur or obtain cash from investing and obtained $180,000 from financing activities related to our issuance of common stock for cash.

For the period from inception (April 15, 2020) to August 31, 2020, we used $368,774 of cash in our operations, $17 in cash from an acquisition, and received $611,507 from the issuance of our common stock.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we had an accumulated deficit on August 31, 2021 and incurred a net loss and a net use of cash in our operating activities during the year ended August 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position is not sufficient to support our daily operations. As such, we will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for at least the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock or debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company and if we obtain debt financing, the terms of any such debt financing may not be favorable to existing shareholders. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtaining debt to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to August 31, 2021 through the date these financial statements were issued, and have determined that we don't have any other material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements.

Agentix Corp. and Subsidiaries

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance sheets at August 31, 2021 and From Inception (April 15, 2020) to August 31, 2020	F-3
Consolidated Statements of Operations For the Year ended August 31, 2021 and From Inception (April 15, 2020) to August 31, 2020	F-4
Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Year Ended August 31, 2021 and For the Period Inception (April 15, 2020) to August 31, 2020	F-5
Consolidated Statement of Cash Flows For the Year ended August 31, 2021 and From Inception (April 15, 2020) to August 31, 2020	F-6
Notes to the financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. and Subsidiaries (“the Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and net cash used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2018. Spokane, Washington
October 7, 2021

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

		From Inception
		(April 15, 2020) to
	August 31, 2021	August 31, 2020

Assets
Current Assets
Cash	$1,768	$242,750
Inventory	49,439	-
Prepayments	-	50,000
Total current assets	51,207	292,750

Total assets	$51,207	$292,750

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$121,239	$41,318
Accounts payable - related party	485,603	27,870
Accrued expenses	100	100
Total current liabilities	606,942	69,288

Long Term Liabilities	-	-
Total liabilities	606,942	69,288

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity
Common stock par value $0.001: 50,000,000 shares authorized; 34,874,605 and 34,489,605 shares issued and outstanding as of August 31, 2021 and 2020, respectively	34,875	34,490
Common stock to be issued (520,000 shares)	180,000	-
Additional paid-in capital	933,648	552,883
Accumulated deficit	(1,704,258)	(363,911)
Total stockholders' (deficit) equity	(555,735)	223,462
Total liabilities and stockholders' (deficit) equity	$51,207	$292,750

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Operations

		From Inception
	Year Ended	(April 15, 2020) to
	August 31, 2021	August 31, 2020

Revenue	$1,240	$-

Cost of goods sold	561	-

Gross margin	679	-

Operating Expenses
Professional fees	909,483	227,055
Research and development	365,132	94,100
General and administrative expenses	66,416	23,234

Total operating expenses	1,341,031	344,389

Loss from operations	(1,341,031)	(344,389)

Other (income) expense
Interest income	(5)	(31)
Other expense	-	19,553

Other (income) expense, net	(5)	19,522

Loss before Income tax provision	(1,340,347)	(363,911)

Income tax provision	-	-

Net loss	$(1,340,347)	$(363,911)

Loss per share
- Basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	34,734,990	23,179,141

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Year Ended August 31, 2021 and For the Period Inception (April 15, 2020) to August 31, 2020

	Common stock par value $0.001		Common Stock to be	Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Number of Shares	Amount	Issued	Capital	Deficit	Equity

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Net Loss					(216,713)	(216,713)

Balance, November 30, 2020	34,489,605	34,490	-	552,883	(580,624)	6,749

Common stock issued for cash			80,000			80,000
Common stock issued to consultant	385,000	385		380,765		381,150
Net Loss					(706,966)	(706,966)

Balance, February 28, 2021	34,874,605	34,875	$80,000	933,648	(1,287,590)	(239,067)

Common stock issued for cash			100,000			100,000
Net Loss					(173,242)	(173,242)

Balance, May 31, 2021	34,874,605	34,875	$180,000	933,648	(1,460,832)	(312,309)

Net Loss					(243,426)	(243,426)

Balance, August 31, 2021	34,874,605	$34,875	$180,000	$933,648	$(1,704,258)	$(555,735)

Balance, Inception (April 15, 2020)	-	$-	$-	$-	$-	$-

Net loss					-	-

Balance, May 31, 2020	-	-	-	-	-	-

Shares outstanding as of reverse recapitalization	3,806,613	3,807				3,807
Shares issued for cash	2,750,721	2,751		608,757		611,508
Shares issued for purchase of
GSL Healthcare, Inc.	27,932,271	27,932		(55,874)		(27,942)
Net loss					(363,911)	(363,911)

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended August 31, 2021	Inception (April 15, 2020) to August 31, 2020

Cash Flows from Operating Activities
Net loss	$(1,340,347)	$(363,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of equity investment	-	19,553
Stock issued for services	381,150	-
Changes in operating assets and liabilities:
Inventory	(49,439)	-
Prepayments and other current assets	50,000	(50,000)
Accounts payable and accounts payable - related party	537,654	25,584
Net Cash Used in Operating Activities	(420,982)	(368,774)

Cash Flows from Investing Activities
Cash acquired from acquisition	-	17
Net Cash Used in Investing Activities	-	17

Cash Flows from Financing Activities
Proceeds from issuance of common stock	180,000	611,507
Net Cash Provided by Financing Activities	180,000	611,507
Net Change in Cash	(240,982)	242,750

Cash - beginning of reporting period	242,750	-

Cash - end of reporting period	$1,768	$242,750

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Issuance of stock for acquisition	$-	$110,910

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

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

Merger with GSL Healthcare, Inc.

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

Merger with Applied Biopharma

In July 2021, the Company entered into and completed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, AB Merger LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“AB Merger”), and Applied Biopharma, pursuant to which Applied BioPharma merged into AB Merger and the effect of which is that, upon and assuming consummation of the Merger Agreement, Applied Biopharma became a wholly-owned subsidiary of the Company.

The Company paid one share of its common stock for the acquisition of Applied Biopharma under the terms and conditions of the Merger Agreement. The acquisition of Applied Biopharma was considered immaterial, as Applied Biopharma had minimal activity and had no assets or liabilities as of the date of merger. As such, the Company has included the activity of Applied Biopharma for the period following the completion of the Merger Agreement.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at August 31, 2021, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GSL Healthcare, Inc., AB Merger LLC, and Applied Biopharma, all 100% owned entities. Intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Among other things, management estimates include the assumptions made in determining impairment and valuation of investments, accruals for potential liabilities and realization of deferred tax assets. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Accounting for Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of August 31, 2021 and 2020, the Company did not have any leases.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the year ended August 31, 2021, the Company did not record a provision for excess or obsolete inventory.

Prepayment

As of August 31, 2020, the Company recorded a $50,000 payment as a deposit for inventory, which was reflected in the Company’s balance sheet as Prepayment. During the year ended August 31, 2021, the inventory was received.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

Investments accounted for under the equity method or cost method of accounting above are included in the caption “Equity investments” on the Balance Sheet. Management uses Level 3 inputs, as defined in paragraph 820-10-35-37 of the FASB Accounting Standards Codification, to measure the fair value of its financial instruments.

The changes in carrying amount of the equity investment were as follows:

	Year Ended August 31, 2021	Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-	$-
Acquisitions	-	19,553
Dispositions	-	-
Impairment	-	(19,553)
Ending balance	$-	$-

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

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

There were no dilutive common shares for the fiscal years ended August 31, 2021 and 2020.

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

No stock options or warrants were issued or outstanding as of August 31, 2021 and 2020.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

Note 3 – Related Parties

During the year ended August 31, 2021, the Company incurred $150,000 of management fees, $60,000 for reimbursement of rent, $12,093 of advances, and $5,000 advance of working capital to the Company to cover certain operating expenses from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of August 31, 2021, $127,233 was included in Accounts payable – related party on the accompanying balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment. During the period from inception (April 15, 2020) to August 31, 2020, SBS Management LLC was paid $53,000 of management fees and the Company reimbursed SBS Management LLC $20,000 for rent expense.

During the period from inception (April 15, 2020) to August 31, 2020, Gray’s Peak Capital, a company founded by Mr. Scott Stevens who is a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of August 31, 2021 and 2020 the amounts due Gray’s Peak Capital for these advances was $120,870 and $27,870, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party on the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $130,000 from a consulting and employment agreement with its CEO of which $5,000 was paid and $130,000 was included in accounts payable – related party on the accompanying balance sheet.

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

Note 5 – Acquisition of Applied Biopharma

In July 2021, the Company entered into and completed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, AB Merger LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“AB Merger”), and Applied Biopharma, pursuant to which Applied BioPharma merged into AB Merger and the effect of which is that, upon and assuming consummation of the Merger Agreement, Applied Biopharma became a wholly-owned subsidiary of the Company.

Under the terms and conditions of the Merger Agreement, the Company offered and sold 1 share of common stock of the Company in consideration for the purchase of Applied Biopharma. The effect of the issuance is that Applied Biopharma is now a wholly-owned subsidiary of the Company.

The acquisition price consisted of the issuance of 1 share of the Company’s common stock with an estimated value of $1.15. Applied Biopharma consisted of net assets of nil and had minimal activity. As such, the acquisition of Applied Biopharma was considered immaterial. The Company has included the activity of Applied Biopharma for the period following the completion of the Merger Agreement.

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2021 and

For the Period From Inception (April 15, 2020) to August 31, 2020

Note 6 – Equity Investments

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

Note 7 – Equity

As of August 31, 2021 and 2020, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 34,874,605 and 34,489,605, respectively.

Shares issued for services

During the year ended August 31, 2021, the Company issued 385,000 shares of its common stock of the company to a consultant. The shares were fully vested upon issuance and were recorded at a price $0.99 per share, which was the then fair market value of the shares based on the Company’s quoted stock price.

Shares issued for cash

During the year ended August, 2021, the Company issued 520,000 shares of its common stock to certain accredited investors for cash of which 320,000 shares were issued at a price of $0.25 per share for total proceeds of $80,000 and 200,000 shares were issued at a price of $0.50 per share for total proceeds of $100,000. As of August 31, 2021, the Company had not issued these shares and as such, $180,000 was reflected in the accompanying consolidated balance sheet as common stock to be issued.

On June 15, 2020, the Company sold 317,389 shares of common stock to accredited investors, at a purchase price of $0.01 per share, for aggregate offering proceeds of $3,174.

On July 22, 2020, the Company sold 2,433,332 shares of common stock to accredited investors, at a purchase price of $0.25 per share, for aggregate offering proceeds of $608,333.

Note 8 – Deferred Tax Assets and Income Tax Provision

At August 31, 2021, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $353,000 and $71,000 as of August 31, 2021 and 2020, respectively, of which the Company provided a full valuation allowance of $353,000 and $71,000, respectively, and thus had a deferred tax asset, net of valuation allowance of $nil as of August 31, 2021 and 2020, respectively. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate for the period from Inception (April 15, 2020) to August 31, 2021 was %nil.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods include from Inception (April 15, 2020) to the current tax year.

Note 9 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to August 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2021.

Management's Annual Report On Internal Control Over Financial Reporting

As of August 31, 2021, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Chief Executive Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on that evaluation, completed only by Rudy Mazzocchi, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Mazzocchi concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Mazzocchi, our President and Chief Executive Officer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of August 31, 2021.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, executive officers and corporate governance.

Our executive officers and directors and their respective ages as of August 31, 2021 are as follows:

Name	Age	Position with the Company
Rudy Mazzocchi	61	Chief Executive Officer, Director
Salman Hoda	41	Secretary and Treasurer
Riazul (Rehan) Huda	50	Director

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

Biographical Information

Rudy Mazzocchi

Mr. Mazzocchi, age 61, has served as our Chief Executive Officer and director of the Company since July 2, 2020. Mr. Mazzocchi most recently served as Executive Chairman of Establishment Labs (Nasdaq: ESTA), a leading manufacturer of implantable medical devices in San Jose, Costa Rica, a position he held from 2014 until 2017. Mr. Mazzocchi was also a Co-Founder and served as Chief Executive Officer of BioMedX Group from 2017 until 2020, and is a Co-Founder, Chairman of OptiSTENT and was previously Chief Executive Officer of ELENZA, Inc., a company developing the world's first electronic "AutoFocal" Intraocular Lens, a position he held from 2010 until 2018. From 2008 to 2010, he was Interim-President and Chief Executive Officer of NovaVision, Inc., a neuro-ophthalmology device company specializing in noninvasive photic-neurostimulation to restore vision. He has been the Acting-Chief Executive Officer of Berkshire Biomedical, a position he has held since 2019, and Chairman of My Next Health, a position he has held since 2020. From 2005 to 2008, Mr. Mazzocchi served as Managing Director of Accuitive Medical Ventures, a venture capital fund established to finance and develop early and expansion stage medical device and technology companies. He also served as President and Chief Executive Officer of Image-Guided NEUROLOGICS from 1998 to 2005. Prior to that, Mr. Mazzocchi was the cofounder and Director of Vascular Science and founding Chief Executive Officer of MICROVENA Corporation, eventually known as eV3, and served in numerous management and operations roles at Cook Critical Care, an operating division of COOK, Inc. He also previously served as Founding Chairman of Cytogenesis in 2000 to 2003, as well as Independent Director of Greatbatch, Inc. from 2012 to 2014. Mr. Mazzocchi received his B.S. in Life Sciences / Biochemistry from the University of Pittsburgh and completed graduate studies in Biophysics at the University of California, Los Angeles. Mazzocchi brings more than 30 years of experience in the med-tech/biotech industry in operations and general management roles and has extensive background and experience in the medical device industry. Mr. Mazzocchi's experience in life sciences and the medical device industry led to our conclusion that he should also be serving as a member of our Board of Directors in light of our business and structure.

Salman Hoda

Salman Hoda, age 41, has served as our Secretary and Treasurer since December 14, 2020.  Starting February 2018, Mr. Hoda has owned and operated Salman Hoda Pharma Consulting Inc., of Mississauga, Ontario, a pharmaceutical consulting business.  From February 2018 to June 2020, Mr. Hoda acted as Director – Pharmaceutical Program, for Green Sky Labs., Oakville, Ontario.  From December 2017 to February 2018, Mr. Hoda was Program Lead – Transformation Office at Apotex Inc., Toronto, Ontario.  From June 2017 to December 2017, Mr. Hoda was Manager – Business Development & Portfolio Management, at Apobiologix, Toronto, Ontario, and Manager – Business Evaluations & Development from November 2015 until May 2017.  In April 2002. Mr. Hoda obtained an Honours Bachelor of Science from University of Waterloo, of Waterloo, Ontario.  In April 2009, he obtained a Masters of Business Administration – Marketing from Rotman School of Management, University of Toronto, Toronto, Ontario.

Riazul (Rehan) Huda

Riazul (Rehan) Huda, age 50, has served as a director of the Company since July 2, 2020. Since January 2016, Mr. Huda has served as Chief Executive Officer of Green Sky Labs Inc, a Canada-based technology incubation company focused on the proprietary processing technologies (e.g. extraction, isolation and purification) and the healthcare industries. Mr. Huda has held various positions within the federal government of Canada, including Senior Economist for the Department of Finance and Senior Analyst for the Natural Resources and Industry Departments. He is a recipient of the Canadian government's Public Service Award of Excellence for his financial and economic analysis related to the awarding of operating licenses to wireless telecommunication service providers.

Mr. Huda has over 20 years of experience in investment banking, entrepreneurship, and corporate finance. He obtained a Bachelor of Arts and Masters of Arts (Economics and Psychology) from the University of Manitoba, which he attended from 1987 to 1994. Mr. Huda's experience in finance and economics led to our conclusion that Mr. Huda should be serving as a member of our board of directors in light of our business and structure.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate's character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

Our board of directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of August 31, 2021, the Company has no significant employees. The Company is managed by our three officers and directors.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

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

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

Item 11. Executive compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the August 31 fiscal years ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)		Total ($)
Rudy Mazzocchi (1)	2021	$5,000	0	0	0	0	0	0		$5,000
	2020	0	0	0	0	0	0	0		0

Salman Hoda (2)	2021	0	0	0	0	0	0	$12,000	(3)	$12,000
	2020	0	0	0	0	0	0	0		0

________

(1)	Appointed Chief Executive Officer, President, and a director of the Company on July 2, 2020.
(2)	Appointed Secretary and Treasurer December 14, 2020.
(3)	Paid pursuant to Consulting Agreement with Mr. Hoda.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On October 1, 2020, we entered into a Consulting Agreement with Salman Hoda, for a term of one year, which automatically renews every year unless earlier terminated by either party, pursuant to which Mr. Hoda provides portfolio and business development advice to us for an annual fee of $12,000.

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended August 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2021.

Long-Term Incentive Plans and Awards.

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of August 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riazul (Rehan) Huda (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________

(1)	Appointed Chief Executive Officer, President and a director of the Company on July 2, 2020.
(2)	Appointed a director of the Company on July 2, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The percentages below are calculated based on 34,874,585 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Green Sky Labs	8,379,681	(4)	24.0%
John Brady	1,882,853	(3)	5.4%

Officers and Directors:
Rudy Mazzocchi	0		0.0%
Riazul (Rehan) Huda	0	(4)	0.0%
All current officer and directors as a group (2 persons)	0		0.0%

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

(2)	These percentages have been calculated based on 34,874,585 shares of common stock outstanding as of December 2, 2020.
(3)	1,517,428 shares held by John R. Brady Living Trust. 365,425 shares held by Equinox Consulting LLC.
(4)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

Item 13. Certain relationships and related transactions.

During the year ended August 31, 2021, the Company incurred $150,000 of management fees, $60,000 for reimbursement of rent, $12,093 of advances, and $5,000 advance of working capital to the Company to cover certain operating expenses from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of August 31, 2021, $127,233 was included in Accounts payable – related party on the accompanying balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment. During the period from inception (April 15, 2020) to August 31, 2020, SBS Management LLC was paid $53,000 of management fees and the Company reimbursed SBS Management LLC $20,000 for rent expense.

During the period from inception (April 15, 2020) to August 31, 2020, Gray's Peak Capital, a company founded by Mr. Scott Stevens who is a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of August 31, 2021 and 2020 the amounts due Gray's Peak Capital for these advances was $120,870 and $27,870, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party on the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $130,000 from a consulting and employment agreement with its CEO of which $5,000 was paid and $130,000 was included in accounts payable – related party on the accompanying balance sheet.

Item 14. Principal accounting fees and services.

For the years ended August 31, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $29,000 and $18,750, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

Item 15.  Exhibits and financial statement schedule.

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

Item 16. Form 10-K summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: October 7, 2021	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	President and Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rudy Mazzocchi as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended August 31, 2021, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: October 7, 2021	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	Chief Executive Officer and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: October 7, 2021	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director

Date: October 7, 2021	By:	/s/ Rudy Mazzocchi
	Name:	Rudy Mazzocchi
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

