Form 10-Q
period 2021-11-30
Agentix Corp.
filed 2022-01-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of January 10, 2022, there were 35,074,605 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2021

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2021	August 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,237	$1,768
Inventory	49,439	49,439
Total current assets	50,676	51,207

Total assets	$50,676	$51,207

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$120,771	$121,239
Accounts payable - related party	652,289	485,603
Accrued expenses	100	100
Total current liabilities	773,160	606,942

Long Term Liabilities	-	-
Total liabilities	773,160	606,942

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock par value $0.001: 50,000,000 shares authorized;
35,074,605 and 34,874,605 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	35,075	34,875
Common stock to be issued (320,000 and 520,000 shares at November 30, 2021 and August 31, 2021, respectively)	80,000	180,000
Additional paid-in capital	1,033,448	933,648
Accumulated deficit	(1,871,007)	(1,704,258)
Total stockholders’ deficit	(722,484)	(555,735)
Total liabilities and stockholders’ deficit	$50,676	$51,207

See accompanying notes to the unaudited consolidated financial statements.

F-1

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months Ended	Three Months Ended
	November 30, 2021	November 30, 2020

Operating Expenses
Professional fees	$108,465	$184,563
Research and development	42,950	15,488
General and administrative expenses	15,335	16,667

Total operating expenses	166,750	216,718

Loss from operations	(166,750)	(216,718)

Other (Income)
Interest income	-	(5)

Loss before Income tax provision	(166,750)	(216,713)

Income tax provision	-	-

Net loss	$(166,750)	$(216,713)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	34,965,716	34,489,605

See accompanying notes to the unaudited consolidated financial statements.

F-2

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended November 30, 2021 and 2020

	Common stock par value $0.001		Common	Additional		Total Stockholders’
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Accumulated Deficit	(Deficit) Equity

Balance, August 31, 2021	34,874,605	$34,875	$180,000	$933,648	$(1,704,258)	$(555,735)

Issuance of previous common stock to be issue	200,000	200	(100,000)	99,800	-	-

Net loss					(166,750)	(166,750)

Balance, November 30, 2021 (unaudited)	35,074,605	$35,075	$80,000	$1,033,448	$(1,871,007)	$(722,484)

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Net Loss					(216,713)	(216,713)

Balance, November 30, 2020 (unaudited)	34,489,605	34,490	-	552,883	(580,624)	6,749

See accompanying notes to the unaudited consolidated financial statements.

F-3

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2021	November 30, 2020

Cash Flows from Operating Activities
Net loss	$(166,750)	$(216,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accounts payable - related party	166,219	(14,949)
Net Cash Used in Operating Activities	(531)	(231,662)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Change in Cash	(531)	(231,662)

Cash - beginning of reporting period	1,768	242,750

Cash - end of reporting period	$1,237	$11,088

See accompanying notes to the unaudited consolidated financial statements.

F-4

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on November 30, 2021, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

F-5

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended August 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the three months ended November 30, 2021, the Company did not record a provision for excess or obsolete inventory.

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

There were no dilutive common shares for the three months ended November 30, 2021.

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

No stock options or warrants were issued or outstanding as of November 30, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning in fiscal 2022. Adoption of ASU 2019-12 did not have an impact on the Company’s financial statements.

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

Note 3 – Related Parties

During the three months ended November 30, 2021, the Company incurred $37,500 of management fees, $15,000 for reimbursement of rent and $15,187 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of November 30, 2021, $191,420 was included in Accounts payable – related party on the accompanying unaudited balance sheet. During the three months ended November 30, 2020, the Company incurred $5,000 for reimbursement of rent and $1,003 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management. As of August 31, 2021, $127,233 was owed to SBS Management and was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

During the three months ended November 30, 2021, Gray’s Peak Capital, a company founded by Mr. Scott Stevens who is a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of November 30, 2021 and August 31, 2021, the amounts due Gray’s Peak Capital for these advances was $155,370 and $120,870, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

During the three months ended November 30, 2021 the Company incurred $18,000 of consulting fees from a shareholder of the company of which $122,500 and $107,500 was included in accounts payable – related party on the accompanying balance sheet as of November 30, 2021 and August 31, 2021, respectively.

During the three months ended November 30, 2021, the Company incurred $45,000 from a consulting and employment agreement with its CEO of which $175,000 and $130,000 was included in accounts payable – related party on the accompanying balance sheet as of November 30, 2021 and August 31, 2021, respectively.

Note 4 – Equity

As of November 30, 2021 and August 31, 2021, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 35,074,605 and 34,874,605, respectively.

Shares issued

During the three months ended November 30, 2021, the Company issued 200,000 shares of its common stock sold at a price of $0.50 per share which was previously sold and reflected as common stock to be issued as of August 31, 2021.

As of November 30, 2021 and August 31, 2021, the Company had not issued 320,000 and 520,000, respectively, of shares previously sold and as such, $80,000 and $180,000, respectively, was reflected in the accompanying consolidated balance sheet as common stock to be issued.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 30, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the August 31, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on October 7, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Merger with Applied Biopharma

In July 2021, we entered into and completed an Agreement and Plan of Merger (the “Merger Agreement”), by and among our Company, AB Merger LLC, a Nevada limited liability company and our wholly-owned subsidiary (“AB Merger”), and Applied Biopharma, pursuant to which Applied BioPharma merged into AB Merger and the effect of which is that, upon and assuming consummation of the Merger Agreement, Applied Biopharma became a wholly-owned subsidiary of our Company.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended August 31, 2021, as filed on October 7, 2021, and notes thereto contained in our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2021 as compared to Three Months Ended November 30, 2020:

We recorded no revenues during the three months ended November 30, 2021 and 2020.

For the three months ended November 30, 2021, we incurred total professional fees of $108,465 as compared to $184,563 for the three months ended November 30, 2020. The decrease of $76,098 related to less professional fees received.

For the three months ended November 30, 2021, we incurred total research and development expenses of $42,950 as compared to $15,488 for the three months ended November 30, 2020. The increase of $27,462 related to our development efforts.

For the three months ended November 30, 2021, general and administrative expenses were essentially flat from the same comparable period in 2020 as general and administrative expenses decreased $1,332.

For the three months ended November 30, 2021, we used $531 of cash in our operations as compared to $231,662 during the comparable period in 2020. The decrease in cash used in our operations related primarily to obtaining funding from our related parties to pay operating expenses as compared to prior year as we had a higher cash balance in our prior year that was available to pay operating costs. We did not incur or obtain cash from investing or financing activities during the three months ended November 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on November 30, 2021, we did not incur any revenue and we incurred a net loss along with a net use of cash in our operating activities during the three months ended November 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to November 30, 2021 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1*	Articles of Incorporation
3.1.2*	Certificate of Amendment to Articles of Incorporation
3.1.3*	Certificate of Change
3.2*	Bylaws
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*Filed herewith.

† Inline XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: January 13, 2022	By:	/s/ Rudy Mazzocchi
Name: Rudy Mazzocchi
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

