Form 10-Q
period 2022-02-28
Agentix Corp.
filed 2022-04-13
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 8, 2022, there were 38,916,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED FEBRUARY 28, 2022

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2022	August 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$2,442	$1,768
Inventory	49,439	49,439
Prepaid expense	15,833	-
Total current assets	67,714	51,207

Total assets	$67,714	$51,207

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$146,909	$121,239
Accounts payable - related party	890,539	485,603
Accrued expenses	100	100
Total current liabilities	1,037,548	606,942

Long Term Liabilities	-	-
Total liabilities	1,037,548	606,942

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 38,916,951 and 34,874,605 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	38,917	34,875
Common stock to be issued (520,000 shares at August 31, 2021)	-	180,000
Additional paid-in capital	2,879,606	933,648
Accumulated deficit	(3,888,357)	(1,704,258)
Total stockholders’ deficit	(969,834)	(555,735)
Total liabilities and stockholders’ deficit	$67,714	$51,207

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
Professional fees	$1,863,848	$511,904	$1,972,313	$696,467
Research and development	84,050	178,332	127,000	193,720
General and administrative expenses	69,452	16,830	84,787	33,497

Total operating expenses	2,017,349	707,066	2,184,099	923,684

Loss from operations	(2,017,349)	(707,066)	(2,184,099)	(923,684)

Other Income
Interest income	-	-	-	(5)

Loss before Income tax provision	(2,017,349)	(707,066)	(2,184,099)	(923,679)

Income tax provision	-	-	-	-

Net loss	$(2,017,349)	$(707,066)	$(2,184,099)	$(923,679)

Loss per share
- Basic and diluted	$(0.05)	$(0.02)	$(0.06)	$(0.03)

Weighted average common shares outstanding
- Basic and diluted	37,363,208	34,549,171	36,151,748	29,537,493

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Six Months Ended February 28, 2022 and 2021

	Common stock par value $0.001
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance, August 31, 2021	34,874,605	$34,875	$180,000	$933,648	$(1,704,258)	$(555,735)

Issuance of previous common stock to be issue	200,000	200	(100,000)	99,800	-	-

Net loss					(166,750)	(166,750)

Balance, November 30, 2021 (unaudited)	35,074,605	35,075	80,000	1,033,448	(1,871,008)	(722,485)

Issuance of previous common stock to be issue	320,000	320	(80,000)	79,680		-

Common stock issued to management	3,000,000	3,000		1,497,000		1,500,000

Common stock issued to consultants	522,346	522		269,478		270,000

Net loss					(2,017,349)	(2,017,349)

Balance, February 28, 2022 (unaudited)	38,916,951	$38,917	$-	$2,879,606	$(3,888,357)	$(969,834)

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Net Loss					(216,713)	(216,713)

Balance, November 30, 2020 (unaudited)	34,489,605	34,490	-	552,883	(580,624)	6,749

Common stock issued for cash			80,000			80,000
Common stock issued to consultant	385,000	385		380,765		381,150
Net Loss					(707,066)	(707,066)

Balance, February 28, 2021 (unaudited)	34,874,605	$34,875	$80,000	$933,648	$(1,287,590)	$(239,067)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	February 28, 2022	February 28, 2021

Cash Flows from Operating Activities
Net loss	$(2,184,099)	$(923,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,770,000	381,150
Changes in operating assets and liabilities:
Prepayments and other current assets	(15,833)	-
Accounts payable and accounts payable - related party	430,607	220,622
Net Cash Provided by (Used in) Operating Activities	674	(321,907)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	80,000
Net Cash Provided by Financing Activities	-	80,000
Net Change in Cash	674	(241,907)

Cash - beginning of reporting period	1,768	242,750

Cash - end of reporting period	$2,442	$843

Non-Cash Financing and Investing Activities

Issuance of stock for software subscription	$20,000	$-

See accompanying notes to the unaudited consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Description of the Company

FairWind Energy, Inc. (the “Company”) was incorporated on April 18, 2013 under the laws of the State of Nevada. Effective June 17, 2019, the Company changed its name to Agentix Corp.

On May 28, 2020, the Company, entered into a Share Exchange Agreement with GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of the common stock of GSL Healthcare, which consisted of two stockholders. The closing date occurred on June 1, 2020. The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’ assets, liabilities and results of operations became the historical financial statements of the Company.

The Company is a clinical-stage biotechnology company developing therapeutic agents for the treatment of metabolic disease like Type 2 diabetes mellitus, obesity, non-alcoholic fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH).

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on February 28, 2022, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the six months ended February 28, 2022 and 2021, the Company did not record a provision for excess or obsolete inventory.

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

There were no dilutive common shares for the six months ended February 28, 2022.

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

No stock options or warrants were issued or outstanding as of February 28, 2022.

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

Note 3 – Related Parties

During the six months ended February 28, 2022, the Company incurred $326,000 of management fees of which $250,000 related to non-cash stock compensation for the issuance of 500,000 shares of the Company’s common stock issued at a fair market value on the date of issuance of $0.50 per share; $30,000 for reimbursement of rent; and $8,530 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of February 28, 2022, $261,359 was included in Accounts payable – related party on the accompanying unaudited balance sheet. During the six months ended February 28, 2021, the Company incurred $75,000 of management fees; $30,000 for reimbursement of rent; and $8,487 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC. As of August 31, 2021, $127,233 was owed to SBS Management LLC and was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

During the six months ended February 28, 2022, Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of February 28, 2022 and August 31, 2021, the amounts due Gray’s Peak Capital for these advances was $201,120 and $120,870, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

During the six months ended February 28, 2022, the Company incurred $461,000 of consulting fees of which $375,000 related to non-cash stock compensation for the issuance of 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting agreement with the Company’s SVP Portfolio & Business Development. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of February 28, 2022 and August 31, 2021 $193,500 and $107,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the six months ended February 28, 2022, the Company incurred $465,000 of consulting fees of which $375,000 related to the non-cash issuance of the 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting and employment agreement with its CEO. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of February 28, 2022 and August 31, 2021, $220,000 and $130,000, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the six months ended February 28, 2022, the Company incurred $750,000 of consulting fees related to the non-cash issuance of 1,500,000 shares of the Company’s common stock at a fair market value of $0.50 per share on the date of issuance to Emmes Group Consulting LLC (“Emmes”), which the Company’s Chief Scientific Officer is the managing director of Emmes. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance.

Note 4 – Equity

As of February 28, 2022 and August 31, 2021, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 38,916,951 and 34,874,605, respectively.

Shares issued

During the six months ended February 28, 2022, the Company issued 22,346 shares of the Company’s common stock in exchange for a one year software subscription, which totaled $20,000. The fair value of the common stock issued was $0.89, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined is being amortized ratably over the one year subscription period to general and administrative expenses.

As of August 31, 2021, the Company had not issued 520,000 shares previously sold and as such $180,000 was reflected in the accompanying consolidated balance sheet as common stock to be issued. During the six months ended February 28, 2022, all shares had been issued.

During the six months ended February 28, 2022, the Company issued 3,500,000 shares of its common stock to related parties. See Note 3.

During the six months ended February 28, 2022, the Company issued 200,000 shares of its common stock sold at a price of $0.50 per share which was previously sold and reflected as common stock to be issued as of August 31, 2021.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to February 28, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2022 as compared to Three Months Ended February 28, 2021:

We recorded no revenues during the three months ended February 28, 2022 and 2021.

For the three months ended February 28, 2022, we incurred total professional fees of $1,863,848 as compared to $511,904 for the three months ended February 28, 2021. The increase was mainly related to $1,770,000 non-cash stock compensation related to our issuance of our common stock in exchange for services as compared to $381,150 for the three months ended February 28, 2021.

For the three months ended February 28, 2022, we incurred total research and development expenses of $84,050 as compared to $178,332 for the three months ended February 28, 2021. The decrease of $94,282 primarily related to availability of funds.

For the three months ended February 28, 2022, general and administrative expenses were $69,452 as compared to $16,830 for the three months ended February 28, 2021. The increase was related to royalties we paid for a license.

Six Months Ended February 28, 2022 as compared to Six Months Ended February 28, 2021:

We recorded no revenues during the six months ended February 28, 2022 and 2021.

For the six months ended February 28, 2022, we incurred total professional fees of $1,972,313 as compared to $696,467 for the six months ended February 28, 2021. The increase was mainly related to $1,770,000 non-cash stock compensation related to our issuance of our common stock in exchange for services as compared to $381,150 for the six months ended February 28, 2021.

For the six months ended February 28, 2022, we incurred total research and development expenses of $127,000 as compared to $193,720 for the six months ended February 28, 2021. The decrease of $94,282 primarily related to availability of funds.

For the six months ended February 28, 2022, general and administrative expenses were $84,787 as compared to $33,497 for the six months ended February 28, 2021. The increase was related to royalties we paid for a license.

For the six months ended February 28, 2022, cash from our operations generated $674 of cash as compared to a use of cash of $321,907 during the six months ended February 28, 2021. The decrease in cash used in our operations related primarily to obtaining funding from our related parties to pay operating expenses as compared to prior year in which we had a higher cash balance that was available to pay operating costs. In addition, we received $80,000 from the proceeds of our sale of common stock during the six months ended February 28, 2021, which did not occur during the six months ended February 28, 2022. Further, we did not incur or obtain cash from investing activities during the six months ended February 28, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the six months ended February 28, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with minimal cash generated from our operations. In addition, we owe our vendors and related parties $1,037,548 as of February 28, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to February 28, 2022 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation
3.1.2	Certificate of Amendment to Articles of Incorporation
3.1.3	Certificate of Change
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.

Date: April 13, 2022	By:	/s/ Rudy Mazzocchi
Name: Rudy Mazzocchi
Title: President and Chief Executive Officer
(principal executive officer, principal accounting officer and principal financial officer)

