Form 10-KT
period 2022-03-31
Agentix Corp.
filed 2022-07-18
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2021 to March 31, 2022

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

As of September 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $30,204,191.

As of July 11, 2022, there were 38,916,931 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

All references in this Form 10-K to the “Company”, “Agentix”, “we”, “us,” or “our” are to Agentix Corp.

PART I

Item 1.  Business.

History

The Company was incorporated in the State of Nevada on April 18, 2013 and has established a fiscal year end of March 31. Effective June 17, 2019, we changed our name from FairWind Energy, Inc. to Agentix Corp. and to better reflect the new focus of our business. We are a clinical development stage corporation with a focus on pharmaceutical treatments in the metabolic disease space and have not yet generated or realized meaningful revenues from our business.

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

Research and Development Activities and Costs

We incurred $141,000 and $226,220, respectively, in research and development costs for the seven-month period ended March 31, 2022 and year-ended August 31, 2021.

Employees

As of March 31, 2022, we had no full-time or part-time employees but do have a total of three individuals devoting substantially full-time services to the Company under consultancy arrangement, including our Chief Executive Officer, Rudy Mazzocchi.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “AGTX”. As of July 11, 2022, the Company had 38,916,931 shares of common stock issued and outstanding, and we had approximately 226 holders of our common stock.

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

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2022.

Item 6.  Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7.  Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and established a fiscal year end of March 31.

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

RESULTS OF OPERATIONS

Seven Months Ended March 31, 2022 as compared to Seven Months Ended March 31, 2021:

We recorded no revenues during the seven months ended March 31, 2022 and 2021.

For the seven months ended March 31, 2022, we incurred total professional fees of $2,010,442 as compared to $738,382 for the seven months ended March 31, 2021. The increase was mainly related to $1,770,000 non-cash stock compensation related to our issuance of our common stock in exchange for services as compared to $381,150 for the seven months ended March 31, 2021.

For the seven months ended March 31, 2022, we incurred total research and development expenses of $141,000 as compared to $226,220 for the seven months ended March 31, 2021. The decrease of $85,220 primarily related to availability of funds.

For the seven months ended March 31, 2022, we recorded $49,439 related to a provision for excess inventory that we deemed not sellable. We did not incur a similar provision for excess inventory during our seven months ended March 31, 2021.

For the seven months ended March 31, 2022, general and administrative expenses were $90,382 as compared to $40,382 for the seven months ended March 31, 2021. The increase was related to royalties we paid for a license.

For the seven months ended March 31, 2022, cash used from our operations was $1,623 of cash as compared to a use of cash of $397,401 during the seven months ended March 31, 2021. The decrease in cash used in our operations related primarily to obtaining funding from our related parties to pay operating expenses as compared to prior year in which we had a higher cash balance that was available to pay operating costs. In addition, we received $180,000 from the proceeds of our sale of common stock during the seven months ended March 31, 2021, which did not occur during the seven months ended March 31, 2022. Further, we did not incur or obtain cash from investing activities during the seven months ended March 31, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for the seven months ended March 31, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with no cash generated from our operations. In addition, we owe our vendors and related parties $1,092,876 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2022 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8.  Financial Statements.

Agentix, Inc.

 Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5525)	F-2
Consolidated Balance sheets at March 31, 2022, August 31, 2021, and from Inception (April 15, 2020 to August 31, 2020)	F-3
Consolidated Statements of Operations for the seven months ended March 31, 2022 and 2021, the year ended August 31, 2021, and From Inception (April 15, 2020) to August 31, 2020	F-4

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020 and For the Seven Months Ended March 31, 2022

F-5
Consolidated Statement of Cash Flows for the seven months ended March 31, 2022 and 2021, the year ended August 31, 2021, and from Inception (April 15, 2020) to August 31, 2020	F-6
Notes to the financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. and Subsidiaries (“the Company”) as of March 31, 2022, August 31, 2021 and August 31, 2020, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the seven months ended March 31, 2022 and each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, August 31, 2021 and August 31, 2020 and the results of its operations and its cash flows for the seven months ended March 31, 2022 and for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018. Spokane, Washington
July 14, 2022

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2022	August 31, 2021	From Inception (April 15, 2020) to August 31, 2020

Assets
Current Assets
Cash	$145	$1,768	$242,750
Inventory	-	49,439	-
Prepaid expense	15,833	-	50,000
Total current assets	15,978	51,207	292,750

Total assets	$15,978	$51,207	$292,750

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$145,119	$121,239	$41,318
Accounts payable - related party	947,757	485,603	27,870
Accrued expenses	100	100	100
Total current liabilities	1,092,976	606,942	69,288

Long Term Liabilities	-	-	-
Total liabilities	1,092,976	606,942	69,288

Commitments and Contingencies	-	-	-

Stockholders' (Deficit) Equity
Common stock par value $0.001: 50,000,000 shares authorized;
38,916,951, 34,874,605 and 34,489,605 shares issued and outstanding
as of March 31, 2022 and August 31, 2021 and 2020, respectively	38,917	34,875	34,490
Common stock to be issued (520,000 shares at August 31, 2021)	-	180,000	-
Additional paid-in capital	2,879,606	933,648	552,883
Accumulated deficit	(3,995,521)	(1,704,258)	(363,911)
Total stockholders' (deficit) equity	(1,076,998)	(555,735)	223,462
Total liabilities and stockholders' (deficit) equity	$15,978	$51,207	$292,750

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Operations

	Seven Months Ended March 31, 2022	Seven Months Ended March 31, 2021	Year Ended August 31, 2021	From Inception (April 15, 2020) to August 31, 2020

Revenue	$-	$-	$1,240	$-

Cost of goods sold	-	-	561	-

Gross margin	-	-	679	-

Operating Expenses
Professional fees	$2,010,442	738,382	$909,483	227,055
Research and development	141,000	226,220	365,132	94,100
Provision for excess inventory	49,439	-	-	-
General and administrative expenses	90,382	40,382	66,416	23,234

Total operating expenses	2,291,263	1,004,984	1,341,031	344,389

Loss from operations	(2,291,263)	(1,004,984)	(1,340,352)	(344,389)

Other (income) expense
Other expense	-	-	-	19,553
Interest income	-	(5)	(5)	(31)

Loss before Income tax provision	(2,291,263)	(1,004,979)	(1,340,347)	(363,911)

Income tax provision	-	-	-	-

Net loss	$(2,291,263)	$(1,004,979)	$(1,340,347)	$(363,911)

Loss per share
- Basic and diluted	$(0.06)	$(0.03)	$(0.04)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	36,558,010	34,549,171	34,734,990	23,179,141

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020

For the Seven Months Ended March 31, 2022

	Common stock par value $0.001		Common	Additional		Total Stockholders'
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Accumulated Deficit	(Deficit) Equity

Balance, April 15, 2020 (Inception)	-	$-	$-	$-	$-	$-

Shares issued in reverse merger	3,806,613	3,807	-	-	-	3,807

Shares issued for cash	2,750,721	2,751		608,757		611,508

Shares issued for purchase of
GSL Healthcare, Inc.	27,932,271	27,932		(55,874)		(27,942)

Net Loss					(363,911)	(363,911)

Balance, August 31, 2020	34,489,605	$34,490	$-	$552,883	$(363,911)	$223,462

Common stock issued for cash			180,000			180,000

Common stock issued to consultant	385,000	385		380,765		381,150

Net Loss					(1,340,347)	(1,340,347)

Balance, August 31, 2021	34,874,605	$34,875	$180,000	$933,648	$(1,704,258)	$(555,735)

Issuance of previous common stock
to be issued	520,000	520	(180,000)	179,480	-	-

Common stock issued to management	3,000,000	3,000		1,497,000		1,500,000

Common stock issued to consultants	522,346	522		269,478		270,000

Net loss					(2,291,263)	(2,291,263)

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$(3,995,521)	$(1,076,998)

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Seven Months Ended March 31, 2022	Seven Months Ended March 31, 2021	Year Ended August 31, 2021	From Inception (April 15, 2020) to August 31, 2020

Cash Flows from Operating Activities
Net loss	$(2,291,263)	$(1,004,979)	$(1,340,347)	$(363,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for excess inventory	49,439	-	-	-
Stock issued for services	1,750,000	381,150	381,150	-
Changes in operating assets and liabilities:
Inventory	-	-	(49,439)	-
Prepayments and other current assets	4,167	-	50,000	(50,000)
Accounts payable and accounts payable - related party	486,035	226,428	537,654	25,584
Net Cash Provided by (Used in) Operating Activities	(1,623)	(397,401)	(420,982)	(368,774)

Cash Flows from Investing Activities
Cash acquired from acquisition	-	-	-	17
Net Cash Used in Investing Activities	-	-	-	17

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	180,000	180,000	611,507
Net Cash Provided by Financing Activities	-	180,000	180,000	611,507
Net Change in Cash	(1,623)	(217,401)	(240,982)	242,750

Cash - beginning of reporting period	1,768	242,750	242,750	-

Cash - end of reporting period	$145	$25,349	$1,768	$242,750

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-	$-
Income tax paid	$-	$-	$-	$-

Non Cash Financing and Investing Activities
Issuance of stock for software subscription	$20,000	$-	$-	$-
Issuance of stock for acquisition	$-	$-	$-	$110,910

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Seven Months Ended March 31, 2022 and 2021

For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020

Note 1 - Organization and Basis of Presentation

Description of the Company

FairWind Energy, Inc. (the "Company") was incorporated on April 18, 2013 under the laws of the State of Nevada.  Effective June 17, 2019, the Company changed its name to Agentix Corp. The Company is a clinical-stage biotechnology company developing therapeutic agents for the treatment of metabolic disease like Type 2 diabetes mellitus, obesity, non-alcoholic fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH). Starting in March 2022, the Company changed its fiscal year end from August to March.

Merger with GSL Healthcare, Inc.

On May 28, 2020, the Company, entered into a Share Exchange Agreement with GSL Healthcare, Inc., a Nevada corporation (“GSL Healthcare”), and the holders of the common stock of GSL Healthcare, which consisted of two stockholders. Under the terms and conditions of the Share Exchange Agreement, the Company offered and sold 27,932,271 shares of common stock of the Company in consideration for all of the issued and outstanding shares of common stock of GSL Healthcare. The effect of the issuance is that GSL Healthcare became a wholly-owned subsidiary of the Company. The closing date occurred on June 1, 2020.

The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’s assets, liabilities and results of operations became the historical financial statements of the Company. GSL Healthcare’s inception date was April 15, 2020.

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

The Company paid one share of its common stock for the acquisition of Applied Biopharma and thus the acquisition of Applied Biopharma was considered immaterial, as Applied Biopharma had minimal activity and had no assets or liabilities as of the date of merger. As such, the Company has included the activity of Applied Biopharma for the period following the completion of the Merger Agreement.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit on March 31, 2022, a net loss, and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Seven Months Ended March 31, 2022 and 2021

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

Accounting for Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of March 31, 2022 and August 31, 2021 and 2020, the Company did not have any leases.

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

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Seven Months Ended March 31, 2022 and 2021

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale.  Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the seven months March 31, 2022, the Company recorded a provision for excess inventory in the amount of $49,439 for inventory that was deemed not sellable. For the year ended August 31, 2021 and for the period from inception (April 15, 2020) to August 31, 2020, the Company did not record a provision for excess or obsolete inventory.

Prepayment

As of August 31, 2020, the Company recorded a $50,000 payment as a deposit for inventory, which was reflected in the Company’s balance sheet as Prepayment. During the year ended August 31, 2021, the inventory was received. Prepaid expense at March 31, 2022 related to prepaid software (see note 7).

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

For the Seven Months Ended March 31, 2022 and 2021

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

The changes in carrying amount of the equity investment were as follows:

	Seven Months Ended March 31, 2022	Seven Months Ended March 31, 2021	Year Ended August 31, 2021	Inception (April 15, 2020) to August 31, 2020
Beginning balance	$-	$-	$-	$-
Acquisitions	-	-	-	19,553
Dispositions	-	-	-	-
Impairment	-	-	-	(19,553)
Ending balance	$-	$-	$-	$-

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

For the Seven Months Ended March 31, 2022 and 2021

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

For the Seven Months Ended March 31, 2022 and 2021

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

There were no dilutive common shares for the periods presented in the consolidated financial statements.

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

No stock options or warrants were issued or outstanding as of March 31, 2022, August 31, 2021 or August 31, 2020.

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

For the Seven Months Ended March 31, 2022 and 2021

For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020

Note 3 – Related Parties

SBS Management LLC

During the seven months ended March 31, 2022, the Company incurred $339,000 of management fees of which $250,000 related to non-cash stock compensation for the issuance of 500,000 shares of the Company’s common stock issued at a fair market value on the date of issuance of $0.50 per share; $35,000 for reimbursement of rent; and $8,530 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022, $288,419 was included in Accounts payable – related party in the accompanying balance sheet.

During the seven months ended March 31, 2021, the Company incurred $88,099 of management fees; $35,000 for reimbursement of rent; and $11,494 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC. As of August 31, 2021, $41,233 was owed to SBS Management LLC and was included in Accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $150,000 of management fees, $60,000 for reimbursement of rent, $12,093 of advances, and $5,000 advance of working capital to the Company to cover certain operating expenses from SBS Management LLC. As of August 31, 2021, $127,233 was included in Accounts payable – related party in the accompanying balance sheet.

During the period from inception (April 15, 2020) to August 31, 2020, SBS Management LLC was paid $53,000 of management fees and the Company reimbursed SBS Management LLC $20,000 for rent expense.

The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. As of March 31, 2022 the amount due Gray’s Peak Capital for these advances was $218,620 and as of August 31, 2021 and 2020, the amounts due Grays’s Peak were $120,870 and $27,870, respectively. Amounts owed to Gray’s Peak were included in accounts payable – related party in the accompanying balance sheet.

These advances are unsecured, non-interest bearing, with no formal terms of repayment.

Consulting Fees

During the seven months ended March 31, 2022, the Company incurred $750,000 of consulting fees related to the non-cash issuance of 1,500,000 shares of the Company’s common stock at a fair market value of $0.50 per share on the date of issuance to Emmes Group Consulting LLC (“Emmes”), which the Company’s Chief Scientific Officer is the managing director of Emmes. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance.

Management

During the seven months ended March 31, 2022 and 2021, the Company incurred $473,500 and $68,750, respectively, of consulting fees of which $375,000 incurred during the seven months ended March 31, 2022 related to non-cash stock compensation for the issuance of 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting agreement with the Company’s SVP Portfolio & Business Development. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022 $201,000 was included in accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party in the accompanying balance sheet.

During the seven months ended March 31, 2022 and 2021, the Company incurred $480,000 and $97,500, respectively of consulting fees of which $375,000 incurred during the seven months ended March 31, 2022 related to the non-cash issuance of the 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting and employment agreement with its CEO. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022, $232,500 was included in accounts payable – related party in the accompanying balance sheet.

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Seven Months Ended March 31, 2022 and 2021

For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $130,000 from a consulting and employment agreement with its CEO of which $5,000 was paid and $130,000 was included in accounts payable – related party in the accompanying balance sheet.

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

The acquisition price consists of the issuance of 27,932,271 shares of the Company’s common stock with an estimated value of $138,852, which consisted of net assets of $17, liabilities of $43,704 and fair value of common stock issued of $95,165. The merger between the Company and GSL Healthcare was treated as a reverse capitalization for financial statement reporting purposes with GSL Healthcare deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, GSL Healthcare’s assets, liabilities and results of operations became the historical financial statements of the Company and no step-up in basis was recorded. As a result, the Company recorded $55,874 as a decrease in paid in capital related to the difference of consideration paid and net amount received.

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

During the period from inception (April 15, 2020) to August 31, 2020, management determined that the fair value of the equity investment was $nil and as such, management recorded an impairment charge of $19,553. There have been no observable price changes during the periods subsequent to August 31, 2020 to March 31, 2022. As such, the Company has measured the value of the investment at $nil as of March 31, 2022, which management believes approximates market value.

Agentix Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Seven Months Ended March 31, 2022 and 2021

For the Year Ended August 31, 2021 and For the Period From Inception (April 15, 2020) to August 31, 2020

Note 7 – Equity

As of March 31, 2022 and August 31, 2021 and 2020, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 38,916,951, 34,874,605 and 34,489,605, respectively.

Shares issued for services

During the seven months ended March 31, 2022, the Company issued 22,346 shares of the Company’s common stock in exchange for a one year software subscription, which totaled $20,000. The fair value of the common stock issued was $0.89, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined is being amortized ratably over the one year subscription period to general and administrative expenses.

During the seven months ended March 31, 2022, the Company issued 3,500,000 shares of its common stock to related parties. See note 3.

Shares issued for cash

During the year ended August 31, 2021, the Company issued 520,000 shares of its common stock to certain accredited investors for cash of which 320,000 shares were issued at a price of $0.25 per share for total proceeds of $80,000 and 200,000 shares were issued at a price of $0.50 per share for total proceeds of $100,000. As of August 31, 2021, the Company had not issued 520,000 shares previously sold and as such $180,000 was reflected in the accompanying consolidated balance sheet as common stock to be issued. During the seven months ended March 31, 2022, all shares had been issued.

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

Note 8 – Deferred Tax Assets and Income Tax Provision

At March 31, 2022, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $827,000, $353,000 and $71,000 as of March 31, 2022 and August 31, 2021 and 2020, respectively, of which the Company provided a full valuation allowance of $827,000, $353,000 and $71,000, respectively, and thus had a deferred tax asset, net of valuation allowance of $nil as of March 31, 2022, August 31, 2021 and 2020, respectively. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate was nil% for all periods presented.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods include from Inception (April 15, 2020) to the current tax year.

Note 9 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and we initially established a fiscal year end of August 31. In March 2022, we changed our year end to March 31, 2022.

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

RESULTS OF OPERATIONS

Seven Months Ended March 31, 2022 as compared to Seven Months Ended March 31, 2021:

We recorded no revenues during the seven months ended March 31, 2022 and 2021.

For the seven months ended March 31, 2022, we incurred total professional fees of $2,010,442 as compared to $738,382 for the seven months ended March 31, 2021. The increase was mainly related to $1,770,000 non-cash stock compensation related to our issuance of our common stock in exchange for services as compared to $381,150 for the seven months ended March 31, 2021.

For the seven months ended March 31, 2022, we incurred total research and development expenses of $141,000 as compared to $226,220 for the seven months ended March 31, 2021. The decrease of $85,220 primarily related to availability of funds.

For the seven months ended March 31, 2022, we recorded $49,439 related to a provision for excess inventory that we deemed not sellable. We did not incur a similar provision for excess inventory during our seven months ended March 31, 2021.

For the seven months ended March 31, 2022, general and administrative expenses were $90,382 as compared to $40,382 for the seven months ended March 31, 2021. The increase was related to royalties we paid for a license.

For the seven months ended March 31, 2022, cash used from our operations was $1,623 of cash as compared to a use of cash of $397,401 during the seven months ended March 31, 2021. The decrease in cash used in our operations related primarily to obtaining funding from our related parties to pay operating expenses as compared to prior year in which we had a higher cash balance that was available to pay operating costs. In addition, we received $180,000 from the proceeds of our sale of common stock during the seven months ended March 31, 2021, which did not occur during the seven months ended March 31, 2022. Further, we did not incur or obtain cash from investing activities during the seven months ended March 31, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for the seven months ended March 31, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with no cash generated from our operations. In addition, we owe our vendors and related parties $1,092,876 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2022 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2022.

Management’s Annual Report On Internal Control Over Financial Reporting

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Secretary and Treasurer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Salman Hoda, our Secretary and Treasurer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Hoda concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Hoda, our Secretary and Treasurer, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of March 31, 2022.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Change in Fiscal Year

On March 25, 2022, the board of directors of the Company approved a change in the Company’s fiscal year-end from August 31 to March 31. This change became effective beginning with the Company’s fiscal year 2022, which ended on March 31, 2022. The Company’s Annual Report on Form 10-K for fiscal year 2022 reports the seven month transition period from September 1, 2021 to March 31, 2022. This change does not impact the Company’s current fiscal year 2021, which ended on August 31, 2021. Beginning in the first quarter of fiscal 2022, the Company will file its Quarterly Reports on Form 10-Q based on the new fiscal quarters. Accordingly, the Company intends to report the first quarter of fiscal 2022 as the three month period ended June 30, 2022.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 31, 2022 are as follows:

Name	Age	Position with the Company
Rudy Mazzocchi	61	Chief Executive Officer, Director
Salman Hoda	42	Secretary and Treasurer, Director
Riazul (Rehan) Huda	53	Director

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

Salman Hoda

Salman Hoda, age 42, has served as our Secretary and Treasurer since December 14, 2020, and as a director since Jule 11, 2022.  Since February 2018, Mr. Hoda has owned and operated Salman Hoda Pharma Consulting Inc., of Mississauga, Ontario, a pharmaceutical consulting business. From February 2018 to June 2020, Mr. Hoda acted as Director – Pharmaceutical Program, for Green Sky Labs., Oakville, Ontario. From December 2017 to February 2018, Mr. Hoda was Program Lead – Transformation Office at Apotex Inc., Toronto, Ontario. From June 2017 to December 2017, Mr. Hoda was Manager – Business Development & Portfolio Management, at Apobiologix, Toronto, Ontario, and Manager – Business Evaluations & Development from November 2015 until May 2017. In April 2002. Mr. Hoda obtained an Honours Bachelor of Science from University of Waterloo, of Waterloo, Ontario. In April 2009, he obtained a Masters of Business Administration – Marketing from Rotman School of Management, University of Toronto, Toronto, Ontario.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the years ended March 31, 2022 and August 31, 2021 and 2020.

							Non-Equity
							Incentive	Nonqualified
Name and				Stock		Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)		Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)		Total ($)
Rudy Mazzocchi (1)	Mar. 31, 2022	0	0	375,000	(4)	0	0	0	0		$375,000
	Aug. 31, 2021	$5,000	0	0		0	0	0	0		$5,000
	Aug. 31, 2020	0	0	0		0	0	0	0		0

Salman Hoda (2)	Mar. 31, 2022	0	0	375,000	(4)	0	0	0	0		$375,000
	Aug. 31, 2021	0	0	0		0	0	0	$12,000	(3)	0
	Aug. 31, 2020	0	0	0		0	0	0	0		0

________

(1)	Appointed Chief Executive Officer, President, and a director of the Company on July 2, 2020.
(2)	Appointed Secretary and Treasurer December 14, 2020.
(3)	Paid pursuant to Consulting Agreement with Mr. Hoda.
(4)	One-time bonus payment.

STOCK OPTION GRANTS

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2021.

EMPLOYMENT AGREEMENTS

Salman Hoda Pharma Consulting Inc., an Ontario, Canada, corporation (the “Consultant”), an entity controlled by Mr. Hoda on the one hand, and the Company on the other hand, are parties to that certain Consulting Agreement (the “Consulting Agreement”), dated October 1, 2020, pursuant to which the Company is obligated to pay Consultant a monthly fee of $12,500, and Consultant is obligated to manage our consumer healthcare products in partnership with Bionova Lab and our pharmaceutical programs, as well as certain investor relations activities. The Consulting Agreement, terminates on December 31, 2022 (the “Termination Date”), and automatically renews for one-year periods on each anniversary of the Termination Date unless terminated by either the Company or Consultant not less than 90-days notice prior to a date that the Consulting Agreement terminates. Consultant is also eligible to participate in company incentive plans and reimbursement for expenses incurring in the performance of services for the Company.

The Consulting Agreement contains customary terms regarding confidentiality, intellectual property assignment from the Consultant to the Company, and termination by the Company for cause, Termination by the Consultant for good reason, and termination by reason of death or disability. Additionally, either the Company or the Consultant may terminate the Consulting Agreement with 30-days’ notice the parties to the Consulting Agreement.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2022 and August 31, 2021:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	Mar. 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Aug. 31, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riazul (Rehan) Huda (2)	Mar. 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Aug 31. 2021

________

(1)	Appointed Chief Executive Officer, President and a director of the Company on July 2, 2020.
(2)	Appointed a director of the Company on July 2, 2020.

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

The percentages below are calculated based on 38,916,913 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Green Sky Labs	8,379,681	(3)	21.5%

Officers and Directors:
Rudy Mazzocchi	750,000		1.9%
Salman Hoda	750,000		1.9%
Riazul (Rehan) Huda	8,379,681		21.5%
All current officer and directors as a group (3 persons)	0		25.3%

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

(2)	These percentages have been calculated based on 38,916,931 shares of common stock outstanding as of July 1, 2022.
(3)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 3, 2022, the Company issued 750,000 shares of common stock as bonuses to each of Rudy Mazzocchi and Salman Hoda, officers and directors of the Company.

During the seven months ended March 31, 2022, the Company incurred $339,000 of management fees of which $250,000 related to non-cash stock compensation for the issuance of 500,000 shares of the Company’s common stock issued at a fair market value on the date of issuance of $0.50 per share; $35,000 for reimbursement of rent; and $8,530 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022, $288,419 was included in Accounts payable – related party in the accompanying balance sheet.

During the seven months ended March 31, 2021, the Company incurred $88,099 of management fees; $35,000 for reimbursement of rent; and $11,494 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC. As of August 31, 2021, $41,233 was owed to SBS Management LLC and was included in Accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $150,000 of management fees, $60,000 for reimbursement of rent, $12,093 of advances, and $5,000 advance of working capital to the Company to cover certain operating expenses from SBS Management LLC. As of August 31, 2021, $127,233 was included in Accounts payable – related party in the accompanying balance sheet.

During the period from inception (April 15, 2020) to August 31, 2020, SBS Management LLC was paid $53,000 of management fees and the Company reimbursed SBS Management LLC $20,000 for rent expense.

The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. As of March 31, 2022 the amount due Gray’s Peak Capital for these advances was $218,620 and as of August 31, 2021 and 2020, the amounts due Grays’s Peak were $120,870 and $27,870, respectively. Amounts owed to Gray’s Peak were included in accounts payable – related party in the accompanying balance sheet.

These advances are unsecured, non-interest bearing, with no formal terms of repayment.

Consulting Fees

During the seven months ended March 31, 2022, the Company incurred $750,000 of consulting fees related to the non-cash issuance of 1,500,000 shares of the Company’s common stock at a fair market value of $0.50 per share on the date of issuance to Emmes Group Consulting LLC (“Emmes”), which the Company’s Chief Scientific Officer is the managing director of Emmes. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance.

Management

During the seven months ended March 31, 2022 and 2021, the Company incurred $473,500 and $68,750, respectively, of consulting fees of which $375,000 incurred during the seven months ended March 31, 2022 related to non-cash stock compensation for the issuance of 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting agreement with the Company’s SVP Portfolio & Business Development. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022 $201,000 was included in accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party in the accompanying balance sheet.

During the seven months ended March 31, 2022 and 2021, the Company incurred $480,000 and $97,500, respectively of consulting fees of which $375,000 incurred during the seven months ended March 31, 2022 related to the non-cash issuance of the 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share, from a consulting and employment agreement with its CEO. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance. As of March 31, 2022, $232,500 was included in accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $112,500 of consulting fees from a shareholder of the company of which $5,000 was paid and $107,500 was included in accounts payable – related party in the accompanying balance sheet.

During the year ended August 31, 2021, the Company incurred $130,000 from a consulting and employment agreement with its CEO of which $5,000 was paid and $130,000 was included in accounts payable – related party in the accompanying balance sheet.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2022, the total fees charged to the company for audit services, including quarterly reviews were $29,500, and total fees charged for tax services and other services were $0.

For the years ended August 31, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $29,500 and $18,750, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_____________

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-194975), filed with the SEC on April 1, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-55383), filed with the SEC on July 11, 2019.
*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K/T SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: July 15, 2022	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rudy Mazzocchi as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/T of Agentix Corp. for the fiscal year ended March 31, 2022, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: July 15, 2022	By:
	Name:	Rudy Mazzocchi
	Title:	Chief Executive Officer and Director

Date: July 15, 2022	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director

Date: July 15, 2022	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Secretary, treasurer and Director (principal executive officer, principal accounting officer and principal financial officer)

