Form 10-Q
period 2022-06-30
Agentix Corp.
filed 2022-08-11
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-55383

AGENTIX CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32932 Pacific Coast Highway, #14-254

Dana Point, California 92629

 (Address of principal executive offices, zip code)

(321) 299-2041

(Registrant’s telephone number, including area code)

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

As of August 9, 2022, there were 38,916,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

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

3

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2022	March 31, 2022

Assets
Current Assets
Cash	$189	$145
Prepaid expense	10,833	15,833
Total current assets	11,022	15,978

Total assets	$11,022	$15,978

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$155,835	$145,119
Accounts payable - related party	1,096,739	947,757
Accrued expenses	100	100
Total current liabilities	1,252,674	1,092,976

Long Term Liabilities	-	-
Total liabilities	1,252,674	1,092,976

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 38,916,951 shares issued and outstanding as of June 30, 2022 and March 31, 2022	38,917	38,917
Additional paid-in capital	2,879,606	2,879,606
Accumulated deficit	(4,160,175)	(3,995,521)
Total stockholders' deficit	(1,241,652)	(1,076,998)
Total liabilities and stockholders' deficit	$11,022	$15,978

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Operating Expenses
Professional fees	$88,844	$88,638
Research and development	51,112	62,500
General and administrative expenses	24,698	15,820

Total operating expenses	164,654	166,958

Loss from operations	(164,654)	(166,958)

Other (income) expense	-	-

Loss before Income tax provision	(164,654)	(166,958)

Income tax provision	-	-

Net loss	$(164,654)	$(166,958)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	38,916,951	34,874,605

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Three months Ended June 30, 2022 and 2021

	Common stock par value $0.001
	Number of Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$(3,995,521)	$(1,076,998)

Net Loss					(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$(4,160,175)	$(1,241,652)

Balance, March 31, 2021	34,874,605	$34,874	$180,000	$933,650	$(1,368,890)	$(220,366)

Net Loss					(166,958)	(166,958)

Balance, June 30, 2021	34,874,605	$34,874	$180,000	$933,650	$(1,535,848)	$(387,324)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities
Net loss	$(164,654)	$(166,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	5,000	-
Changes in operating assets and liabilities:
Inventory	-	(50,000)
Prepayments and other current assets	-	50,000
Accounts payable and accounts payable - related party	159,698	142,822
Net Cash Provided by (Used in) Operating Activities	44	(24,136)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Change in Cash	44	(24,136)

Cash - beginning of reporting period	145	25,349

Cash - end of reporting period	$189	$1,213

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on June 30, 2022 and a net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of June 30, 2022 was $189.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations and it will need further funding. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended March 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-KT.

Prepayment

During the fiscal year ended March 31, 2022, the Company issued 22,346 shares of the Company’s common stock in exchange for a one-year software subscription, which totaled $20,000. The subscription amount is being expensed ratably over the one-year subscription period to general and administrative expenses and totaled $5,000 for the three months ended June 30, 2022. As of June 30, 2022, $10,833 remained to be expensed.

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

In August 2020, the Company recorded a $50,000 payment as a deposit for inventory, which was received in May 2021. During the fiscal year ended March 31, 2022, the Company recorded a provision for excess inventory in the amount of $49,439 for inventory that was deemed not sellable. For the three months ended June 30, 2022 and 2021, the Company did not record a provision for excess or obsolete inventory.

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

There were no dilutive common shares for the three months ended June 30, 2022.

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

No stock options or warrants were issued or outstanding as of June 30, 2022 and March 31, 2022.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-KT for the fiscal year ended March 31, 2022, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the three months ended June 30, 2022, the Company incurred $37,500 of management fees; $15,000 for reimbursement of rent; and $16,203 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of June 30, 2022, $362,121 was included in Accounts payable – related party on the accompanying unaudited balance sheet.

During the three months ended June 30, 2021, the Company incurred $37,500 of management fees; $15,000 for reimbursement of rent; and $8,606 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC. As of March 31, 2022, $288,419 was owed to SBS Management LLC and was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

During the three months ended June 30, 2022, Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of June 30, 2022 and March 31, 2022, the amounts due Gray’s Peak Capital for these advances was $233,618 and $218,620, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

Management

During the three months ended June 30, 2022 and June 30, 2021, the Company incurred $37,500 and $37,500, respectively, of consulting fees from a consulting agreement with the Company’s SVP Portfolio & Business Development. As of June 30, 2022 and March, 31 2022, $238,500 and $201,000, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the three months ended June 30, 2022 and June 30, 2021, the Company incurred $30,000 and $45,000, respectively, of consulting fees from a consulting and employment agreement with its CEO. As of June 30, 2022 and March 31, 2022, $262,500 and $232,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of June 30, 2022 the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 38,916,951.

Shares to be Issued

As of March 31, 2021, the Company had not issued 520,000 shares previously sold and as such $180,000 was recorded as common stock to be issued.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2022 audited financial statements and related notes included in the Company’s Form 10-KT (File No. 000-55383; the “Form 10-KT”), as filed with the Securities and Exchange Commission on July 18, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

Company Overview

We were incorporated in the State of Nevada on April 18, 2013 and we initially established a fiscal year end of August 31. In March 2022, we changed our year end to March 31, 2022.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended March 31, 2022, as filed on July 18, 2022, and notes thereto contained in our Annual Report on Form 10-KT.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 as compared to Three Months Ended June 30, 2021:

We recorded no revenues during the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022, professional fees were relatively flat with the same period in the prior year as we incurred total professional fees of $88,844 as compared to $88,638 for the three months ended June 30, 2021.

For the three months ended June 30, 2022, we incurred total research and development expenses of $51,112 as compared to $62,500 for the three months ended June 30, 2021. The decrease related to lower consulting fees incurred during our three months ended June 30, 2022 as compared to the same period in the prior year.

For the three months ended June 30, 2022, general and administrative expenses were $24,698 as compared to $15,820 for the three months ended June 30, 2021. The increase was related to dues and subscription fees incurred, which we did not have a similar expense during our three months ended June 30, 2021.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the three months ended June 30, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with minimal cash generated from our operations. In addition, we owe our vendors and related parties $1,252,574 as of June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2022 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Secretary and Treasurer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2022.

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

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.

Date: August 11, 2022	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

