Form 10-Q
period 2022-09-30
Agentix Corp.
filed 2022-11-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ N o ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of November 8, 2022, there were 38,916,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

3

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$2,702	$145
Prepaid expense	5,833	15,833
Total current assets	8,535	15,978

Total assets	$8,535	$15,978

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$405,551	$145,119
Accounts payable - related party	1,218,866	947,757
Accrued expenses	100	100
Total current liabilities	1,624,517	1,092,976

Long Term Liabilities	-	-
Total liabilities	1,624,517	1,092,976

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 39,116,951 and 38,916,951 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	39,117	38,917
Additional paid-in capital	2,929,406	2,879,606
Accumulated deficit	(4,584,505)	(3,995,521)
Total stockholders’ deficit	(1,615,982)	(1,076,998)
Total liabilities and stockholders’ deficit	$8,535	$15,978

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$-	$1,240	$-	$1,240

Cost of goods sold	-	561	-	561

Gross margin	-	679	-	679

Operating Expenses
Professional fees	68,008	114,130	156,852	202,768
Research and development	284,532	91,487	335,644	153,987
General and administrative expenses	71,790	15,309	96,488	31,129

Total operating expenses	424,330	220,926	588,984	387,884

Loss from operations	(424,330)	(220,247)	(588,984)	(387,205)

Other (income) expense	-	-	-	-

Loss before Income tax provision	(424,330)	(220,247)	(588,984)	(387,205)

Income tax provision	-	-	-	-

Net loss	$(424,330)	$(220,247)	$(588,984)	$(387,205)

Loss per share
- Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	39,030,284	34,874,605	38,944,896	34,874,605

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Six months Ended September 30, 2022 and 2021

	Common stock par value $0.001		Common	Additional		Total
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$(3,995,521)	$(1,076,998)

Net Loss					(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$(4,160,175)	$(1,241,652)

Shares issued for cash	200,000	200		49,800		50,000

Net Loss					(424,330)	(424,330)

Balance, September 30, 2022	39,116,951	$39,117	$-	$2,929,406	$(4,584,505)	$(1,615,982)

Balance, March 31, 2021	34,874,605	34,874	180,000	933,650	(1,368,890)	(220,366)

Net Loss					(166,958)	(166,958)

Balance, June 30, 2021	34,874,605	$34,874	$180,000	$933,650	$(1,535,848)	$(387,324)

Net Loss					(220,247)	(220,247)

Balance, September 30, 2021	34,874,605	$34,874	$180,000	$933,650	$(1,756,095)	$(607,571)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities
Net loss	$(588,984)	$(387,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	10,000	-
Changes in operating assets and liabilities:
Inventory	-	(49,439)
Prepayments and other current assets	-	50,000
Accounts payable and accounts payable - related party	531,541	361,569
Net Cash Provided by (Used in) Operating Activities	(47,443)	(25,075)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,000	-
Net Cash Provided by Financing Activities	50,000	-
Net Change in Cash	2,557	(25,075)

Cash - beginning of reporting period	145	25,349

Cash - end of reporting period	$2,702	$274

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on September 30, 2022 and a net loss for the six months ended September 30, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of September 30, 2022 was $2,702.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GSL Healthcare, Inc., AB Merger LLC, Agentix Australia Pty Ltd, and Applied Biopharma, all 100% owned entities. Intercompany transactions and balances have been eliminated in consolidation.

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

Prepayment

During the fiscal year ended March 31, 2022, the Company issued 22,346 shares of the Company’s common stock in exchange for a one-year software subscription, which totaled $20,000. The subscription amount is being expensed ratably over the one-year subscription period to general and administrative expenses and totaled $10,000 for the six months ended September 30, 2022. As of September 30, 2022, $5,833 remained to be expensed.

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

There were no dilutive common shares for the six months ended September 30, 2022 and 2021.

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

No stock options or warrants were issued or outstanding as of September 30, 2022 and March 31, 2022.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-KT for the fiscal year ended March 31, 2022, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the six months ended September 30, 2022, the Company incurred $75,000 of management fees; $3,000 for IT expenses, $30,000 for reimbursement of rent; and $16,828 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company.

During the six months ended September 30, 2021, the Company incurred $75,000 of management fees; $30,000 for reimbursement of rent; and $27,293 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC.

As of September 30, 2022 and March 31, 2022, $411,746 and $288,419 was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

During the six months ended September 30, 2022, Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of September 30, 2022 and March 31, 2022, the amounts due Gray’s Peak Capital for these advances was $233,620 and $218,620, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

Management

During the six months ended September 30, 2022 and September 30, 2021, the Company incurred $70,000 and $68,500, respectively, of consulting fees from a consulting agreement with the Company’s President and Board member. As of September 30, 2022 and March, 31 2022, $288,500 and $201,000, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the six months ended September 30, 2022 and September 30, 2021, the Company incurred $30,000 and $90,000, respectively, of consulting fees from a consulting and employment agreement with its then CEO. As of September 30, 2022 and March 31, 2022, $262,500 and $232,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of September 30, 2022 and March 31, 2022, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 39,116,951 and 38,916,951, respectively.

Shares Issued for Cash

During the six months ended September 30, 2022, the Company sold 200,000 shares of its common stock to an accredited investor for $0.25 per share for total proceeds of $50,000.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Company Overview

We were incorporated in the State of Nevada on April 18, 2013 and we initially established a fiscal year end of August 31. In March 2022, we changed our year end to March 31.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 as compared to Three Months Ended September 30, 2021:

We recorded no revenues during the three months ended September 30, 2022 and $1,240 of revenue during our three months ended September 30, 2021. Gross margin related to our sales incurred during the three months ended September 30, 2021 was $679.

For the three months ended September 30, 2022, professional fees were $68,008 as compared to $114,130 for the three months ended September 30, 2021. The decrease in professional fees related to lower consulting fees incurred.

For the three months ended September 30, 2022, we incurred total research and development expenses of $284,532 as compared to $91,487 for the three months ended September 30, 2021. The increase was mainly related to patent filing costs that we incurred related to our development efforts offset slightly by lower consulting fees during the three months ended September 30, 2022 as compared to same period in 2021.

For the three months ended September 30, 2022, general and administrative expenses were $71,790 as compared to $15,309 for the three months ended September 30, 2021. The increase was primarily related to a license fee, which we did not have a similar expense during our three months ended September 30, 2021.

Six Months Ended September 30, 2022 as compared to Six Months Ended September 30, 2021:

We recorded no revenues during the six months ended September 30, 2022 and $1,240 of revenue during our six months ended September 30, 2021. Gross margin related to our sales incurred during the six months ended September 30, 2021 was $679.

For the six months ended September 30, 2022, professional fees were $156,852 as compared to $202,768 for the six months ended September 30, 2021. The decrease in professional fees related to lower consulting fees incurred.

For the six months ended September 30, 2022, we incurred total research and development expenses of $335,644 as compared to $153,987 for the six months ended September 30, 2021. The increase was mainly related to patent filing costs that we incurred related to our development efforts offset slightly by lower consulting fees during the six months ended September 30, 2022 as compared to same period in 2021.

For the six months ended September 30, 2022, general and administrative expenses were $96,488 as compared to $31,129 for the six months ended September 30, 2021. The increase was primarily related to a license fee, which we did not have a similar expense during our six months ended September 30, 2021, and higher subscription fees.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the six months ended September 30, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $1,624,417 as of September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to September 30, 2022 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Secretary and Treasurer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2022.

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

AGENTIX CORP.

Date: November 14, 2022	By:	/s/ Salman Hoda
Name: Salman Hoda
Title: Secretary and Treasurer
(principal executive officer, principal accounting officer and principal financial officer)

