Form 10-Q
period 2022-12-31
Agentix Corp.
filed 2023-02-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 14, 2023, there were 40,066,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2022

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Agentix Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, product demand, market and customer acceptance, competition, public health crises, pricing and development difficulties, as well as general industry and market conditions and growth rates, general economic conditions, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$679	$145
Prepaid expense and other current assets	110,796	15,833
Total current assets	111,475	15,978

Total assets	$111,475	$15,978

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$625,236	$145,119
Accounts payable - related party	1,349,309	947,757
Accrued expenses	100	100
Total current liabilities	1,974,645	1,092,976

Long Term Liabilities	-	-
Total liabilities	1,974,645	1,092,976

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 39,116,951 and 38,916,951 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	39,117	38,917
Common stock to be issued (800,000 and nil at December 31, 2022 and March 31, 2022, respectively)	108,675	-
Additional paid-in capital	2,929,406	2,879,606
Accumulated other comprehensive loss	(2,225)	-
Accumulated deficit	(4,938,143)	(3,995,521)
Total stockholders' deficit	(1,863,170)	(1,076,998)
Total liabilities and stockholders' deficit	$111,475	$15,978

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenue	$-	$-	$-	$1,240

Cost of goods sold	-	-	-	561

Gross margin	-	-	-	679

Operating Expenses
Professional fees	$139,821	106,266	$296,673	309,034
Research and development	192,032	65,375	527,676	219,362
General and administrative expenses	21,785	15,335	118,273	46,464

Total operating expenses	353,638	186,976	942,622	574,860

Loss from operations	(353,638)	(186,976)	(942,622)	(574,181)

Other (income) expense	-	-	-	-

Loss before Income tax provision	(353,638)	(186,976)	(942,622)	(574,181)

Income tax provision	-	-	-	-

Net loss	$(353,638)	$(186,976)	$(942,622)	$(574,181)

Other comprehensive loss
Change in foreign currency translation, net of tax	(2,225)	-	(2,225)	-

Total other comprehensive loss	(355,863)	(186,976)	(944,847)	(574,181)

Loss per share
- Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	39,116,951	34,874,605	38,995,307	34,874,605

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine months Ended December 31, 2022 and 2021

	Common stock par value $0.001
	Number of Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Net Loss					-	(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(4,160,175)	$(1,241,652)

Shares issued for cash	200,000	200		49,800			50,000
Net Loss					-	(424,330)	(424,330)

Balance, September 30, 2022	39,116,951	$39,117	$-	$2,929,406	$-	$(4,584,505)	$(1,615,982)

Shares issued to board member for services			30,600				30,600
Shares issued to consultants for services			78,075				78,075
Foreign exchange translation loss					(2,225)		(2,225)
Net Loss					-	(353,638)	(353,638)

Balance, December 31, 2022	39,116,951	$39,117	$108,675	$2,929,406	$(2,225)	$(4,938,143)	$(1,863,170)

Balance, March 31, 2021	34,874,605	34,874	180,000	933,650	-	(1,368,890)	(220,366)

Net Loss					-	(166,958)	(166,958)

Balance, June 30, 2021	34,874,605	$34,874	$180,000	$933,650	$-	$(1,535,848)	$(387,324)

Net Loss					-	(220,247)	(220,247)

Balance, September 30, 2021	34,874,605	$34,874	$180,000	$933,650	$-	$(1,756,095)	$(607,571)

Net Loss					-	(186,976)	(186,976)

Balance, December 31, 2021	34,874,605	$34,874	$180,000	$933,650	$-	$(1,943,071)	$(794,547)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities
Net loss	$(942,622)	$(574,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	15,000	-
Stock issued for services	108,675	-
Changes in operating assets and liabilities:
Inventory	-	(49,439)
Prepayments and other current assets	(109,963)	50,000
Accounts payable and accounts payable - related party	881,669	553,502
Net Cash Provided Used in Operating Activities	(47,241)	(20,118)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Proceeds from issuance of common stock	50,000	-
Net Cash Provided by Financing Activities	50,000	-

Effects of Foreign Exchange Rate Changes on Cash	(2,225)	-
Net Change in Cash	534	(20,118)

Cash - beginning of reporting period	145	25,349

Cash - end of reporting period	$679	$5,231

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on December 31, 2022 and a net loss for the nine months ended December 31, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of December 31, 2022 was $679.

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

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/loss in the accompanying consolidated statements of stockholders’ deficit. During the nine months ended December 31, 2022, the Company incurred a foreign currency translation adjustment of $2,225. We did not incur any foreign currency translation adjustments in the same period ended December 31, 2022.

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

There were no dilutive common shares for the nine months ended December 31, 2022 and 2021.

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

No stock options or warrants were issued or outstanding as of December 31, 2022 and March 31, 2022.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-KT for the fiscal year ended March 31, 2022, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the nine months ended December 31, 2022, the Company incurred $112,500 of management fees; $4,500 for IT expenses; $45,000 for reimbursement of rent; and $33,703 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company.

During the nine months ended December 31, 2021, the Company incurred $112,500 of management fees; $1,500 for IT expenses; $45,000 for reimbursement of rent; and $27,293 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC.

During the nine months ended December 31, 2022, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of December 31, 2022, none of these shares had been issued and as such, the Company included $42,375 as Common Stock to be Issued in its December 31, 2022 balance sheet.

As of December 31, 2022 and March 31, 2022, $482,621 and $288,419 was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

During the nine months ended December 31, 2022, Gray’s Peak Capital, a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of December 31, 2022 and March 31, 2022, the amounts due Gray’s Peak Capital for these advances were $240,688 and $218,620, respectively, and was included in accounts payable – related party on the accompanying balance sheet.

Management

During the nine months ended December 31, 2022 and 2021, the Company incurred $147,500 and $93,000, respectively, of consulting fees from a consulting agreement with the Company’s President and Board member. As of December 31, 2022 and March, 31 2022, $358,500 and $201,000, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the nine months ended December 31, 2022 and December 31, 2021, the Company incurred $30,000 and $90,000, respectively, of consulting fees from a consulting and employment agreement with its then CEO. As of December 31, 2022 and March 31, 2022, $262,500 and $232,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of December 31, 2022 and March 31, 2022, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 39,116,951 and 38,916,951, respectively.

Shares Issued for Cash

During the nine months ended December 31, 2022, the Company sold 200,000 shares of its common stock to an accredited investor for $0.25 per share for total proceeds of $50,000.

Shares Issued for Services

During the nine months ended December 31, 2022, the Company granted 300,000 and 200,000 shares of its common stock to a board member and certain consultants, respectively, in exchange for services previously provided,. The shares were valued at a price of $0.10 per share or $66,300, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of December 31, 2022, none of these shares had been issued and as such, the Company included $66,300 as Common Stock to be Issued in its December 31, 2022 balance sheet.

Note 5 – Subsequent Events

In February 2023, the Company entered into a one-year marketing subscription agreement in exchange for $32,000. The price of the marketing subscription agreement is to be paid through the issuance of the Company’s shares of common stock. The price per share, as defined in the agreement, is to be the closing or last-traded price of the Company’s common stock on the Effective Date of the agreement, which is February 13, 2023. The shares will be valued for accounting purposes based on the market closing price as of the effective date of the agreement.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022 as compared to Three Months Ended December 31, 2021:

We recorded no revenues during the three months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022, professional fees were $139,821 as compared to $106,266 for the three months ended December 31, 2021. The increase in professional fees mainly related to the non-cash issuance of shares for services previously provided offset somewhat by lower consulting fees incurred.

For the three months ended December 31, 2022, we incurred total research and development expenses of $192,032 as compared to $65,375 for the three months ended December 31, 2021. The increase was mainly related to the non-cash issuance of shares for services previously provided along with higher consulting fees during the three months ended December 31, 2022 as compared to same period in 2021.

For the three months ended December 31, 2022, general and administrative expenses were $21,785 as compared to $15,335 for the three months ended December 31, 2021. The increase was primarily related to a license fee, which we did not have a similar expense during our three months ended December 31, 2021.

Nine months Ended December 31, 2022 as compared to Nine months Ended December 31, 2021:

We recorded no revenues during the nine months ended December 31, 2022 and $1,240 of revenue during our nine months ended December 31, 2021. Gross margin related to our sales incurred during the nine months ended December 31, 2021 was $679.

For the nine months ended December 31, 2022, professional fees were $296,673 as compared to $309,034 for the nine months ended December 31, 2021. The decrease in professional fees mainly related to lower consulting fees incurred offset somewhat by the issuance of non-cash shares for services previously provided.

For the nine months ended December 31, 2022, we incurred total research and development expenses of $527,676 as compared to $219,362 for the nine months ended December 31, 2021. The increase was mainly related to patent filing costs that we incurred related to our development efforts along with the non-cash issuance of shares for services previously provided and higher consulting fees during the nine months ended December 31, 2022 as compared to same period in 2021.

For the nine months ended December 31, 2022, general and administrative expenses were $118,273 as compared to $46,464 for the nine months ended December 31, 2021. The increase was primarily related to a license fee, which we did not have a similar expense during our nine months ended December 31, 2021, and higher subscription fees.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the nine months ended December 31, 2022, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $1,974,545 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In February 2023, we entered into a one-year marketing subscription agreement in exchange for $32,000. The price of the marketing subscription agreement is to be paid through the issuance of our shares of common stock. The price per share, as defined in the agreement, is to be the closing or last-traded price of our common stock on the Effective Date of the agreement, which is February 13, 2023. The shares will be valued for accounting purposes based on the market closing price as of the effective date of the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Secretary and Treasurer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2022.

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

AGENTIX CORP.

Date: February 14, 2023	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

