Form 10-K
period 2023-03-31
Agentix Corp.
filed 2023-07-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

Commission File No. 000-55383

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AGENTIX CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-2876282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of September 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $4,678,014.

As of June 22, 2023, there were 40,066,931 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

In September of 2022, the Company established a subsidiary in Australia to conduct our development activities pertaining to our two key assets and partake in a tax rebate program that reimburses expenses 43.5% for biotechnology and/or pharmaceutical development activities conducted in Australia. The subsidiary has been named Agentix Australia Pty Ltd and is currently operational.

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

Our Pipeline

AGTX-2004

AGTX-2004 (also known as DBPR211) is a peripherally-acting CB1 receptor antagonist that has demonstrated efficacy in animal models of obesity and type 2 diabetes mellitus (T2DM).  AGTX-2004 was well tolerated in animal models of toxicity, and did not cross the blood-brain barrier.  An Investigational New Drug Application (IND application) was cleared by the Food & Drug Administration of the United States of America (FDA), and we are preparing to commence a Phase 1 safety and tolerability dose escalation assessment in humans.  This study will take place under the management of our subsidiary Agentix Australia Pty Ltd.

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

AGTX-2003

AGTX-2003 (also known as RTI-1092769) is a peripherally-acting CB1 receptor inverse agonist that has demonstrated efficacy in animal models of obesity and non-alcoholic fatty liver disease (NAFLD).  AGTX-2003 was well tolerated in animal models of toxicity, and did not cross the blood-brain barrier.  We are currently advancing AGTX-2003 in additional enabling animal studies in preparation of filing an IND application with the FDA.  These studies will be managed by our subsidiary Agentix Australia Pty Ltd.

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

Any product development activities related to the Company or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA, other federal, state and local agencies and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical.

The products that the Company may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA's Good Laboratory Practices regulations. A drug's sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

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

8

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

Research and Development Activities and Costs

We incurred $711,506 and $279,912, respectively, in research and development costs for the fiscal years ended March 31, 2023 and 2022.

Employees

As of March 31, 2023, we had no full-time or part-time employees.  Our business is operated by our sole officer, Salman Hoda.

Properties

We currently do not rent any real property or offices. Our current business address is 32932 Pacific Coast Highway, #14-254, Dana Point, California 92629, which is a virtual office.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “AGTX”. As of June 23, 2023, the Company had 40,066,931 shares of common stock issued and outstanding, and we had approximately 226 holders of our common stock.

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

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2023.

Item 6.  Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7.  Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

OVERVIEW

The Company was incorporated in the State of Nevada on April 18, 2013 and we initially established a fiscal year end of August 31. In March 2022, we changed our fiscal year end to March 31.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2023 as compared to Year Ended March 31, 2022:

We recorded no revenues during the year ended March 31, 2023 and $1,240 of revenue during our year ended March 31, 2022. Gross margin related to our revenues incurred during the year ended March 31, 2022 was $679.

For the year ended March 31, 2023, professional fees were $520,238 as compared to $2,182,043 for the year ended March 31, 2022. The decrease in professional fees mainly related to $1.6 million in lower cost related to the issuance of non-cash shares for services previously provided.

For the year ended March 31, 2023, we incurred total research and development expenses of $711,506 as compared to $279,912 for our year ended March 31, 2022. The increase was mainly related to patent filing costs that we incurred related to our development efforts along with the non-cash issuance of shares for services previously provided and higher consulting fees as compared to same period in 2022. We significantly increased our research and development efforts during our year ended March 31, 2023, which is anticipated to continue.

For our year ended March 31, 2023, general and administrative expenses were $140,012 as compared to $165,355 for our year ended March 31, 2022. The decrease was primarily related to our write-off of inventory during our year ended March 31, 2022 for which we didn’t have a similar expense during our year ended March 31, 2023. This was offset slightly by higher operating expenses during our year ended March 31, 2023 as compared to 2022.

For the year ended March 31, 2023, cash used from our operating activities was $88,541 of cash as compared to a use of cash of $25,204 during our year ended March 31, 2022. The increase in cash used in our operations related primarily to our increase in research and development expenses, along with prepayments we made during our year ended March 31, 2023. This was offset slightly by an increase in accounts payable during our year ended March 31, 2023 as compared to 2022, including accounts payable from related parties.

For our year ended March 31, 2023, cash from financing was $100,000 versus $nil for our year ended March 31, 2022. Cash from financings consisted of our sale of stock for $50,000 along with a note we issued for $50,000.

We did not incur or obtain cash from investing activities during our year ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for our year ended March 31, 2023, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with no cash generated from our operations. In addition, we owe our vendors and related parties $2,501,445 as of March 31, 2023 and had cash on hand of $12,369. These factors raise substantial doubt about our ability to continue as a going concern.

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

In April 2023, Gray’s Peak extend the due date of our Note with them by 45 days (see note 3 to our consolidated financial statements). As such, the new maturity date is June 30, 2023.

In April and May 2023, we received an additional $50,000 and $20,000, respectively, related to our Note with Gray’s Peak. See note 3 to our consolidated financial statements.

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2023 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8.  Financial Statements.

Agentix, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. and Subsidiaries (“the Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and a net loss. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018. Spokane, Washington
July 13, 2023

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2023	March 31, 2022

Assets
Current Assets
Cash	$12,369	$145
Prepaid expense and other current assets	249,023	15,833
Total current assets	261,392	15,978

Total assets	$261,392	$15,978

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,057,215	$145,119
Accounts payable - related parties	1,394,230	947,757
Note payable - related party	50,000	-
Accrued expenses	9,110	100
Total current liabilities	2,510,555	1,092,976

Long Term Liabilities	-	-
Total liabilities	2,510,555	1,092,976

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 and 38,916,951 shares issued and outstanding as of March 31, 2023 and 2022, respectively	40,067	38,917
Common stock to be issued (357,102 at March 31, 2023 and nil at March 31, 2022)	53,535	-
Additional paid-in capital	3,025,796	2,879,606
Accumulated other comprehensive income	765	-
Accumulated deficit	(5,369,326)	(3,995,521)
Total stockholders' deficit	(2,249,163)	(1,076,998)
Total liabilities and stockholders' deficit	$261,392	$15,978

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Revenue	$-	$1,240

Cost of goods sold	-	561

Gross margin	-	679

Operating Expenses
Professional fees	520,238	2,182,043
Research and development	711,506	279,912
General and administrative expenses	140,012	165,355

Total operating expenses	1,371,756	2,627,310

Loss from operations	(1,371,756)	(2,626,631)

Other expense
Foreign exchange loss	406	-
Interest expense	1,643	-

Other expense, net	2,049	-

Loss before Income tax provision	(1,373,805)	(2,626,631)

Income tax provision	-	-

Net loss	$(1,373,805)	$(2,626,631)

Other comprehensive income
Change in foreign currency translation, net of tax	765	-

Total other comprehensive loss	(1,373,040)	(2,626,631)

Loss per share
- Basic and diluted	$(0.04)	$(0.07)

Weighted average common shares outstanding
- Basic and diluted	39,232,019	38,916,951

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Year Ended March 31, 2023 and 2022

	Common stock par value $0.001		Common	Additional	Other		Total
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2021	34,874,605	$34,874	$180,000	$933,650	$-	$(1,368,890)	$(220,366)

Issuance of previous common stock to be issued	520,000	520	(180,000)	179,480			-
Common stock issued to management for services	3,000,000	3,000		1,497,000			1,500,000
Common stock issued to consultants for services	500,000	500		249,499			249,999
Common stock issued for software	22,346	23		19,977			20,000
Net Loss						(2,626,631)	(2,626,631)

Balance March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Shares issued for cash	200,000	200		49,800			50,000
Common stock issued to board member for services	300,000	300		30,300			30,600
Common stock issued to consultants for services	450,000	450		45,450			45,900
Common stock issued for services			42,375				42,375
Common stock issued for software	200,000	200	11,160	20,640			32,000
Foreign exchange translation gain					765		765
Net loss						(1,373,805)	(1,373,805)

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net loss	$(1,373,805)	$(2,626,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	19,954	-
Stock issued for services	118,875	1,769,999
Changes in operating assets and liabilities:
Prepayments and other current assets	(221,143)	34,167
Accrued expenses, accounts payable and accounts payable - related party	1,367,579	797,261
Net Cash Provided by (Used in) Operating Activities	(88,541)	(25,204)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	50,000	-
Proceeds from issuance of common stock	50,000	-
Net Cash Provided by Financing Activities	100,000	-

Effects of Foreign Exchange Rate Changes on Cash	765	-
Net Change in Cash	12,224	(25,204)

Cash - beginning of reporting period	145	25,349

Cash - end of reporting period	$12,369	$145

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Issuance of stock for software subscription	$32,000	$20,000

See accompanying notes to the consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit on March 31, 2023 and a net loss for the year ended March 31, 2023 and 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of March 31, 2023 was $12,369.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Among other things, management estimates include the assumptions made for accruals and potential liabilities and realization of deferred tax assets.  These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Accounting for Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable.  The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of March 31, 2023 and 2022, the Company did not have any leases.

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

Prepayments

Prepayments consisted of the following:

•

$199,347 as of March 31, 2023 related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2023. There were no similar prepayments as of March 31, 2022.

•

$21,797 as of March 31, 2023 related to Goods and Services Tax (GST). GST relates to expenses and assets from the Company’s Agentix Australian Pty Ltd entity that is recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office. There was no GST as of March 31, 2022.

•	$27,879 and $15,833 as of March 31, 2023 and 2022, respectively, related to shares issued for prepaid software (see note 4).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale.  Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. During the year ended March 31, 2022, the Company recorded a provision for excess inventory in the amount of $49,439 for inventory that was deemed not sellable. For the year ended March 31, 2023, the Company did not record a provision for excess or obsolete inventory.

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

Foreign Currency Translation

The functional currency of the Company’s foreign operation, Agentix Australia Pty Ltd, is deemed to be the local country’s currency (the Australian dollar). Assets and liabilities of Agentix Australia Pty Ltd are translated at their respective period-end exchange rates, and expenses are translated based on the average exchange rate for the period. The resulting balance sheet translation adjustments are included in other comprehensive income and are reflected as a separate component of the stockholder’s deficit.

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

There were no dilutive common shares for the year ended March 31, 2023 and 2022.

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

No stock options or warrants were issued or outstanding as of March 31, 2023 and 2022.

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

On August 5, 2020 the FASB issued the ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Note 3 – Related Parties

SBS Management LLC

During the year ended March 31, 2023, the Company incurred $150,000 of management fees; $6,000 for IT expenses; $60,000 for reimbursement of rent; and $48,559 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company.

During the year ended March 31, 2023, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of March 31, 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

During the year ended March 31, 2022, the Company incurred $150,000 of management fees; $250,000 related to non-cash stock compensation for the issuance of 500,000 shares of the Company’s common stock issued at a fair market value on the date of issuance of $0.50 per share; $1,500 for IT expenses; $60,000 for reimbursement of rent; and $56,510 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC.

As of March 31, 2023 and 2022, $552,943 and $288,419 were included in Accounts payable – related parties on the accompanying balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

During the year ended March 31, 2023, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2023 and 2022, the amounts due Gray’s Peak for these advances were $240,750 and $218,620, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023, the Company entered into a Mezzanine Secured Note (“Note”) in the principal amount up to $200,000 with Gray’s Peak. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th month anniversary of the loan (May 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In April 2023, Gray’s Peak extended the due date of the Note by 45 days (see Note 6).

This Note is secured by a pledge by the Company of favor of Gray’s Peak of all of the assets and property of the Company, including without limitation all R&D tax credits, goods, tangible property, machinery, owned equipment, furniture, fixtures, vehicles, parts, accounts, deposit accounts, letter-of-credit rights, chattel paper, contract rights, documents, instruments, investment property, choses in action, general intangibles, goodwill and intellectual property, of any kind or nature, wherever located, in which Company has an interest now or in the future, and which are now existing or hereafter created or acquired, together with any and all additions, replacements, accessions and substitutions thereto or therefore, and any proceeds thereof excluding equipment leased by the Company (collectively called the “Collateral”). Gray’s Peak interest is senior to the unsecured debt or lenders of the Company and the Company’s equity holders. Upon the occurrence of any Event of Default, as defined in the agreement, the principal sum, all accrued and unpaid interest owing thereon and all costs and expenses payable pursuant to this Note, shall, at the sole option of Gray’s Peak and with submission of written notice, become immediately due and payable.

As of March 31, 2023, the Company borrowed $50,000, which was included in note payable – related party on the accompanying balance sheet and $1,643 of interest was accrued and included in accrued expenses.

Management

During the year ended March 31, 2023 and 2022, the Company incurred consulting fees from a consulting agreement with the Company’s President and Board member of $209,953 and $536,000, respectively, of which $375,000 during the year ended March 31, 2022 related to non-cash stock compensation for the issuance of 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share. As of March 31, 2023 and 2022, $323,347 and $201,000, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

During the year ended March 31, 2023 and 2022, the Company incurred consulting fees from a consulting agreement with the Company’s then CEO of $30,000 and $555,000, respectively, of which $375,000 during the year ended March 31, 2022 related to non-cash stock compensation for the issuance of 750,000 shares of the Company’s common stock issued at a fair value on the date of issuance of $0.50 per share. As of March 31, 2023 and 2022, $262,500 and $232,500, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

Consulting Fees

During the year ended March 31, 2022, the Company incurred $750,000 of consulting fees related to the non-cash issuance of 1,500,000 shares of the Company’s common stock at a fair market value of $0.50 per share on the date of issuance to Emmes Group Consulting LLC (“Emmes”), which the Company’s Chief Scientific Officer is the managing director of Emmes. The fair market value of the common stock issued was determined based on the historical market price of the Company’s common stock as of the date of issuance.

Note 4 – Equity

As of March 31, 2023 and March 31, 2022, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951 and 38,916,951, respectively.

Shares Issued for Cash

During the year ended March 31, 2023, the Company sold 200,000 shares of its common stock to an accredited investor for $0.25 per share for total proceeds of $50,000.

Shares Issued for Services

During the year ended March 31, 2023, the Company granted 300,000 and 450,000 shares of its common stock to a board member and certain consultants, respectively, in exchange for services previously provided. The shares were valued at a price of $0.102 per share or $76,500, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares.

During the year ended March 31, 2023, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. As of March 31, 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet. See Note 3

During the year ended March 31, 2023 and 2022, the Company granted 307,102 and 22,346 shares of the Company’s common stock, respectively, in exchange for a one year software subscription, which totaled $32,000 and $20,000, respectively. The fair value of the common stock issued was $0.10 and $0.89, respectively, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined is being amortized ratably over the one-year subscription period to general and administrative expenses. As of March 31, 2023, 107,102 shares of the 307,102 shares granted during the year ended March 31, 2023 had not been issued and were included in common stock to be issued in the consolidated balance sheet.

During the year ended March 31, 2022, the Company 3,500,000 shares of its common stock to related parties. See note 3.

During the year ended March 31, 2022, the Company issued 520,000 of shares previously during the year ended March 31, 2021 that had not been issued.

Note 5 – Deferred Tax Assets and Income Tax Provision

At March 31, 2023, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $1,132,000 and $827,000 as of March 31, 2023, respectively, of which the Company provided a full valuation allowance of $1,132,000 and $827,000, respectively, and thus had a deferred tax asset, net of valuation allowance of $nil as of March 21, 2022 and 2023, respectively. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate was %nil for all periods presented.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods include from Inception (April 15, 2020) to the current tax year.

Note 6 – Subsequent Events

In April 2023, Gray’s Peak extended the due date of the Note (see Note 3) by 45 days. As such, the new maturity date is June 30, 2023.

In April and May 2023, the Company received an additional $50,000 and $20,000, respectively, in cash related to the Note with Gray’s Peak (see Note 3).

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2023 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2023.

Management’s Annual Report On Internal Control Over Financial Reporting

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Salman Hoda, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Hoda concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Hoda, our Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of March 31, 2023.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 31, 2023 are as follows:

Name	Age	Position with the Company
Salman Hoda	43	Chief Executive Officer, President, Secretary, Treasurer, Director
Riazul (Rehan) Huda	54	Director

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

Biographical Information

Salman Hoda

Salman Hoda has served as our Chief Executive Officer since December 15, 2022, as our Secretary and Treasurer since December 14, 2020, and as a director since July 11, 2022. Since February 2018, Mr. Hoda has owned and operated Salman Hoda Pharma Consulting Inc., of Mississauga, Ontario, a pharmaceutical consulting business. From February 2018 to June 2020, Mr. Hoda acted as Director – Pharmaceutical Program, for Green Sky Labs., Oakville, Ontario. From December 2017 to February 2018, Mr. Hoda was Program Lead – Transformation Office at Apotex Inc., Toronto, Ontario. From June 2017 to December 2017, Mr. Hoda was Manager – Business Development & Portfolio Management, at Apobiologix, Toronto, Ontario, and Manager – Business Evaluations & Development from November 2015 until May 2017. In April 2002. Mr. Hoda obtained an Honours Bachelor of Science from University of Waterloo, of Waterloo, Ontario. In April 2009, he obtained a Masters of Business Administration – Marketing from Rotman School of Management, University of Toronto, Toronto, Ontario.

Riazul (Rehan) Huda

Riazul (Rehan) Huda has served as a director of the Company since July 2, 2020. Since January 2016, Mr. Huda has served as Chief Executive Officer of Green Sky Labs Inc, a Canada-based technology incubation company focused on the proprietary processing technologies (e.g. extraction, isolation and purification) and the healthcare industries. Mr. Huda has held various positions within the federal government of Canada, including Senior Economist for the Department of Finance and Senior Analyst for the Natural Resources and Industry Departments. He is a recipient of the Canadian government’s Public Service Award of Excellence for his financial and economic analysis related to the awarding of operating licenses to wireless telecommunication service providers.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the years ended March 31, 2023 and March 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	2023	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	375,000	(4)	-0-	-0-	-0-	-0-	375,000

Salman Hoda (2)	2023	-0-	-0-	30,600	(3)	-0-	-0-	-0-	-0-	30,600
	2022	-0-	-0-	375,000	(4)	-0-	-0-	-0-	-0-	375,000

________

(1)	Appointed Chief Executive Officer, President, and a director of the Company on July 2, 2020, deceased on August 23, 2022.
(2)	Appointed Secretary and Treasurer December 14, 2020. Appointed Chief Executive Officer on December 15, 2022.
(3)	300,000 shares of common stock granted by the board of directors as compensation for services rendered to the Company.
(4)	750,000 shares of common stock granted by the board of directors as compensation for services rendered to the Company.

STOCK OPTION GRANTS

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2023.

EMPLOYMENT AGREEMENTS

Salman Hoda Pharma Consulting Inc., an Ontario, Canada, corporation (the “Consultant”), and an entity controlled by Mr. Hoda on the one hand, and a wholly-owned subsidiary of Company on the other hand, are parties to that certain Consulting Agreement (the “Consulting Agreement”), dated October 1, 2020, pursuant to which the Company pays Consultant a monthly fee of $17,500, and Consultant is obligated to manage our consumer healthcare products in partnership with Bionova Lab and our pharmaceutical programs, as well as certain investor relations activities. The Consulting Agreement, terminates on December 31, 2022 (the “Termination Date”), and automatically renews for one-year periods on each anniversary of the Termination Date unless terminated by either the Company or Consultant not less than 90-days notice prior to a date that the Consulting Agreement terminates. Consultant is also eligible to participate in company incentive plans and reimbursement for expenses incurring in the performance of services for the Company.

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

On September 9, 2022, the Company and Mr. Hoda entered into First Amendment to the Consulting Agreement (the “First Amendment”).  Under the First Amendment, the Company can terminate the Consultant without or for any reason only with prior written notice of 180 days.  However, if the Consultant is terminated without good reason, then the termination may not be effective unless the Company effects “the payment of all indemnities according to the applicable legislation” and in accordance with the Consulting Amendment.” Additionally, the First Amendment increased the Consultant’s monthly pay from $12,500 to $17,500 for the additional consideration of Mr. Hoda acting as a director to the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2023 and 2022:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rudy Mazzocchi (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riazul (Rehan) Huda (2)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Salman Hoda	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________

(1)	Appointed Chief Executive Officer, President and a director of the Company on July 2, 2020. Deceased August 23, 2022.
(2)	Appointed a director of the Company on July 2, 2020.
(3)	Appointed a director of the Company on July 11, 2022.

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

The percentages below are calculated based on 40,066,931 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Green Sky Labs (4)	8,379,681	(4)	20.9%

Officers and Directors:
Salman Hoda (3)	1,050,000		2.6
Riazul (Rehan) Huda	8,379,681		20.9%
All current officer and directors as a group (2 persons)	9,429,681		23.5%

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

(2)	These percentages have been calculated based on 40,066,931 shares of common stock outstanding as of June 22, 2023.
(3)	300,000 shares held by Salman Hoda Pharma Consulting Inc.
(4)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended March 31, 2023 and 2022, the total fees charged to the company for audit services, including quarterly reviews were $37,963 and $29,500, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation
3.1.2	Certificate of Amendment to Articles of Incorporation
3.1.3	Certificate of Change
3.2	Bylaws
10.1#	First Amendment to the Consulting Agreement, dated September 9, 2022, by and between Agentix Corp. and Salman Hoda Pharma Consulting, Inc.
21.1	List of Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

#Indicates managment contract of compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: July 13, 2023	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salman Hoda as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended March 31, 2023, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: July 13, 2023	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer, principal accounting officer and principal financial officer)

Dated: July 13, 2023	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director

