Form 10-Q
period 2023-06-30
Agentix Corp.
filed 2023-08-22
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 40,066,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

3

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$5,856	$12,369
Prepaid expense and other current assets	324,644	249,023
Total current assets	330,500	261,392

Total assets	$330,500	$261,392

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,327,212	$1,057,215
Accounts payable - related parties	1,541,769	1,394,230
Note payable - related party	100,000	50,000
Accrued expenses	13,992	9,110
Total current liabilities	2,982,973	2,510,555

Long Term Liabilities	-	-
Total liabilities	2,982,973	2,510,555

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of June 30, 2023 and March 31, 2023	40,067	40,067
Common stock to be issued (357,102 at June 30, 2023 and March 31, 2023)	53,535	53,535
Additional paid-in capital	3,025,796	3,025,796
Accumulated other comprehensive income	7,013	765
Accumulated deficit	(5,778,884)	(5,369,326)
Total stockholders' deficit	(2,652,473)	(2,249,163)
Total liabilities and stockholders' deficit	$330,500	$261,392

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2023	June 30, 2022

Operating Expenses
Professional fees	$115,126	$88,844
Research and development	158,182	51,112
General and administrative expenses	127,827	24,698

Total operating expenses	401,135	164,654

Loss from operations	(401,135)	(164,654)

Other expense
Foreign exchange loss	3,343	-
Interest expense	5,080	-

Other expense, net	8,423	-

Loss before Income tax provision	(409,558)	(164,654)

Income tax provision	-	-

Net loss	(409,558)	(164,654)

Other comprehensive income
Change in foreign currency translation, net of tax	6,248	-

Total other comprehensive loss	$(403,310)	$(164,654)

Loss per share
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	38,916,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Three months Ended June 30, 2023 and 2022

	Common stock par value $0.001		Common	Additional	Other		Total
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Net Loss					6,248	(409,558)	(403,310)

Balance, June 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$7,013	$(5,778,884)	$(2,652,473)

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Net Loss						(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(4,160,175)	$(1,241,652)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities
Net loss	$(409,558)	$(164,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	7,894	5,000
Changes in operating assets and liabilities:
Prepayments and other current assets	(83,515)	-
Accrued expenses, accounts payable and accounts payable-related party	422,418	159,698
Net Cash Provided by (Used in) Operating Activities	(62,761)	44

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	50,000	-
Net Cash Provided by Financing Activities	50,000	-

Effects of Foreign Exchange Rate Changes on Cash	6,248	-
Net Change in Cash	(6,513)	44

Cash - beginning of reporting period	12,369	145

Cash - end of reporting period	$5,856	$189

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on June 30, 2023 and a net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of June 30, 2023 was $5,856.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended March 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Prepayment

Prepayments consisted of the following:

•	$298,342 and $199,347 as of June 30, 2023 and March 31, 2023, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2023. There were no similar prepayments as of March 31, 2022.
•	$6,316 and $21,797 as of June 30, 2023 and March 31, 2023, respectively, related to Goods and Services Tax (GST). GST relates to expenses and assets from the Company’s Agentix Australian Pty Ltd entity that is recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office. There was no GST as of March 31, 2022.
•	$19,986 and $10,833 as of June 30, 2023 and March 31, 2023, respectively, related to shares issued for prepaid software.

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

There were no dilutive common shares for the three months ended June 30, 2023.

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

No stock options or warrants were issued or outstanding as of June 30, 2023 and March 31, 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the three months ended June 30, 2023, the Company incurred $37,500 of management fees; $15,000 for reimbursement of rent; and $28,390.42 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of June 30, 2023, $635,333 was included in Accounts payable – related party on the accompanying unaudited balance sheet.

During the three months ended June 30, 2022, the Company incurred $37,500 of management fees; $15,000 for reimbursement of rent; and $16,203 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC. As of March 31, 2023, $552,943 was owed to SBS Management LLC and was included in Accounts payable – related party on the accompanying unaudited balance sheet. The advances are unsecured, non-interest bearing, with no formal terms of repayment.

Gray’s Peak Capital

During the three ended June 30, 2023 and 2022, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances of $20,000 and $14,998, respectively, to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of June 30, 2023 and March 31, 2023, the amounts due Gray’s Peak for these advances were $268,187 and $240,750, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Notes Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In August 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 (see note 5).

The Notes are secured by a pledge by the Company of favor of Gray’s Peak of all of the assets and property of the Company, including without limitation all R&D tax credits, goods, tangible property, machinery, owned equipment, furniture, fixtures, vehicles, parts, accounts, deposit accounts, letter-of-credit rights, chattel paper, contract rights, documents, instruments, investment property, choses in action, general intangibles, goodwill and intellectual property, of any kind or nature, wherever located, in which Company has an interest now or in the future, and which are now existing or hereafter created or acquired, together with any and all additions, replacements, accessions and substitutions thereto or therefore, and any proceeds thereof excluding equipment leased by the Company (collectively called the “Collateral”). Gray’s Peak interest is senior to the unsecured debt or lenders of the Company and the Company’s equity holders. Upon the occurrence of any Event of Default, as defined in the agreement, the principal sum, all accrued and unpaid interest owing thereon and all costs and expenses payable pursuant to this Note, shall, at the sole option of Gray’s Peak and with submission of written notice, become immediately due and payable.

As of June 30, 2023 and March 31, 2023, the Company borrowed $100,000 and $50,000, respectively, which was included in notes payable – related party on the accompanying balance sheet and $5,075 of interest was accrued and included in accrued expenses.

Management

During the three months ended June 30, 2023 and June 30, 2022, the Company incurred $70,150 and $37,500, respectively, of consulting fees from a consulting agreement with the Company’s President and Board member. As of June 30, 2023 and March, 31 2023, $393,497 and $323,347, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the three months ended June 30, 2022, the Company incurred $30,000 of consulting fees from a consulting and employment agreement with the Company’s then CEO. As of June 30, 2023 and March 31, 2023, $262,500 was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of June 30, 2023 and March 31, 2023, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of June 30, 2023 and March 31, 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of June 30, 2023 and March 31, 2023, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

In August 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 (see note 3).

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2023 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2023 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 14, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended March 31, 2023, as filed on July 14, 2023, and notes thereto contained in our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 as compared to Three Months Ended June 30, 2022:

We recorded no revenues during the three months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023, professional fees were $115,126 as compared to $88,844 for the three months ended June 30, 2021, an increase of $26,282. The increase mainly related to higher board and consulting fees.

For the three months ended June 30, 2023, we incurred total research and development expenses of $158,182 as compared to $51,112 for the three months ended June 30, 2022, an increase of $107,070. The increase was related to higher consulting fees and R&D supplies as compared to same period in 2022. We significantly increased our research and development efforts during our three months ended June 30, 2023 as compared to the same period in 2022, which is anticipated to continue.

For the three months ended June 30, 2023, general and administrative expenses were $127,827 as compared to $24,698 for the three months ended June 30, 2022, an increase of $103,125. The increase was mainly related to a royalty fee we incurred related to patents, which we did not have a similar expense during our three months ended June 30, 2022.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the three months ended June 30, 2023, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $2,968,981 as of June 30, 2023. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

In August 2023, Gray’s Peak extended the due date of their initial loan from January 15, 2023 to August 31, 2023 (see note 3 to the unaudited consolidated financial statements).

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2023 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Secretary and Treasurer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2023.

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

AGENTIX CORP.

Date: August 22, 2023	By:	/s/ Salman Hoda
Name: Salman Hoda
Title: Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

