Form 10-Q
period 2023-09-30
Agentix Corp.
filed 2023-11-20
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$27,538	$12,369
Prepaid expense and other current assets	306,166	249,023
Total current assets	333,704	261,392

Total assets	$333,704	$261,392

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,438,658	$1,057,215
Accounts payable - related parties	1,651,351	1,394,230
Note payable - related party	50,000	50,000
Accrued expenses	9,156	9,110
Total current liabilities	3,149,165	2,510,555

Long Term Liabilities	-	-
Total liabilities	3,149,165	2,510,555

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of September 30, 2023 and March 31, 2023	40,067	40,067
Common stock to be issued (357,102 at September 30, 2023 and March 31, 2023)	53,535	53,535
Additional paid-in capital	3,025,796	3,025,796
Accumulated other comprehensive income	22,997	765
Accumulated deficit	(5,957,856)	(5,369,326)
Total stockholders’ deficit	(2,815,461)	(2,249,163)
Total liabilities and stockholders’ deficit	$333,704	$261,392

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Year Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
Professional fees	$122,181	68,008	$237,307	156,852
Research and development	58,366	284,532	216,548	335,644
General and administrative expenses	172,608	71,790	300,435	96,488

Total operating expenses	353,155	424,330	754,290	588,984

Loss from operations	(353,155)	(424,330)	(754,290)	(588,984)

Other (income) expense
Foreign exchange loss	18,879	-	22,222	-
Interest expense	5,557	-	10,637	-
Interest income	(248)	-	(248)	-
Other income	(198,371)	-	(198,371)	-

Other income, net	(174,183)	-	(165,760)	-

Loss before Income tax provision	(178,972)	(424,330)	(588,530)	(588,984)

Income tax provision	-	-	-	-

Net loss	$(178,972)	$(424,330)	$(588,530)	$(588,984)

Other comprehensive income
Change in foreign currency translation, net of tax	15,984	-	22,232	-

Total other comprehensive loss	(162,988)	(424,330)	(566,298)	(588,984)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	39,030,284	40,066,951	38,944,896

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Six months Ended September 30, 2023 and 2022

	Common stock par value $0.001
	Number of Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Net Loss					6,248	(409,558)	(403,310)

Balance, June 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$7,013	$(5,778,884)	$(2,652,473)

Net Loss					15,984	(178,972)	(162,988)

Balance, September 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$22,997	$(5,957,856)	$(2,815,461)

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Net Loss					-	(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(4,160,175)	$(1,241,652)

Shares issued for cash	200,000	200		49,800			50,000
Net Loss					-	(424,330)	(424,330)

Balance, September 30, 2022	39,116,951	$39,117	$-	$2,929,406	$-	$(4,584,505)	$(1,615,982)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30, 2023	September 30, 2022

Cash Flows from Operating Activities
Net loss	$(588,530)	$(588,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	15,788	10,000
Changes in operating assets and liabilities:
Prepayments and other current assets	(72,932)	-
Accrued expenses, accounts payable and accounts payable-related party	638,611	531,541
Net Cash Used in Operating Activities	(7,063)	(47,443)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	70,000	-
Principal payments of debt	(70,000)	-
Proceeds from issuance of common stock	-	50,000
Net Cash Provided by Financing Activities	-	50,000

Effects of Foreign Exchange Rate Changes on Cash	22,232	-
Net Change in Cash	15,169	2,557

Cash - beginning of reporting period	12,369	145

Cash - end of reporting period	$27,538	$2,702

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on September 30, 2023 and a net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of September 30, 2023 was $27,538.

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

Prepayment

Prepayments consisted of the following:

•	$290,998 and $199,347 as of September 30, 2023 and March 31, 2023, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2023. There were no similar prepayments as of March 31, 2022.

•	$3,077 and $21,797 as of September 30, 2023 and March 31, 2023, respectively, related to Goods and Services Tax (GST). GST relates to expenses and assets from the Company’s Agentix Australian Pty Ltd entity that is recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office.

•	$12,101 and $27,879 as of September 30, 2023 and March 31, 2023, respectively, related to shares issued for prepaid software.

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

There were no dilutive common shares for the six months ended September 30, 2023.

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

No stock options or warrants were issued or outstanding as of September 30, 2023 and March 31, 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the six months ended September 30, 2023, the Company incurred $78,000 of management and IT fees; $30,000 for reimbursement of rent; and $31,473 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of September 30, 2023 and March 31, 2023, $692,416 and $552,943, respectively, was included in Accounts payable – related party on the accompanying unaudited balance sheet.

During the six months ended September 30, 2022, the Company incurred $78,000 of management and IT fees; $30,000 for reimbursement of rent; and $16,828 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC.

Gray’s Peak Capital

During the six ended September 30, 2023 and 2022, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of September 30, 2023 and March 31, 2023, the amounts due Gray’s Peak for these advances were $260,686 and $248,187, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Notes Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In August 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023.

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

As of September 30, 2023 and March 31, 2023, the principal balance outstanding was $50,000 and $50,000, respectively, of which the $50,000 outstanding balance as of March 31, 2023 was repaid in September 2023. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $9,156 and $1,643 of interest was accrued and included in accrued expenses as of September 30, 2023 and March 31, 2023, respectively.

Management

During the six months ended September 30, 2023 and September 30, 2022, the Company incurred $103,350 and $70,000, respectively, of consulting fees from a consulting agreement with the Company’s President and Board member. As of September 30, 2023 and March, 31 2023, $471,850 and $368,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the six months ended September 30, 2022, the Company incurred $30,000 of consulting fees from a consulting and employment agreement with the Company’s then CEO. As of September 30, 2023 and March 31, 2023, $262,500 was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of September 30, 2023 and March 31, 2023, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of September 30, 2023 and March 31, 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of September 30, 2023 and March 31, 2023, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2023 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 as compared to Three Months Ended September 30, 2022:

We recorded no revenues during the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, professional fees were $122,181 as compared to $68,008 for the three months ended September 30, 2022, an increase of $54,173. The increase mainly related to higher board and consulting fees.

For the three months ended September 30, 2023, we incurred total research and development expenses of $58,366 as compared to $284,532 for the three months ended September 30, 2022, a decrease of $226,166. The decrease was mainly related to lower patent and R&D consulting fees.

For the three months ended September 30, 2023, general and administrative expenses were $172,608 as compared to $71,790 for the three months ended September 30, 2022, an increase of $100,818. The increase was mainly related to a royalty fee we incurred related to patents, which we did not have a similar expense during our three months ended September 30, 2022.

For the three months ended September 30, 2023, foreign exchange loss was $18,879. We did not incur any foreign exchange losses for the three months ended September 30, 2022.

For the three months ended September 30, 2023, interest expense, net was $5,309 as compared to nil for the three months ended September 30, 2022. The net increase in interest expense related to our loan activity during the three months ended September 30, 2023 for which we did not have any loans in the comparable period ending September 30, 2022.

For the three months ended September 30, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended September 30, 2022.

Six Months Ended September 30, 2023 as compared to Six Months Ended September 30, 2022:

We recorded no revenues during the six months ended September 30, 2023 and 2022.

For the six months ended September 30, 2023, professional fees were $237,307 as compared to $156,852 for the six months ended September 30, 2022, an increase of $80,455. The increase mainly related to higher consulting fees.

For the six months ended September 30, 2023, we incurred total research and development expenses of $216,548 as compared to $335,644 for the six months ended September 30, 2022, a decrease of $119,096. The decrease was mainly related to lower patent costs offset slightly by higher R&D supplies and consulting expenses.

For the six months ended September 30, 2023, general and administrative expenses were $300,435 as compared to $96,488 for the six months ended September 30, 2022, an increase of $203,947. The increase was mainly related to a royalty fee we incurred related to patents, which we did not have a similar expense during our six months ended September 30, 2022.

For the six months ended September 30, 2023, foreign exchange loss was $22,222. We did not incur any foreign exchange losses for the six months ended September 30, 2022.

For the six months ended September 30, 2023, interest expense, net was $10,389 as compared to nil for the six months ended September 30, 2022. The net increase in interest expense related to our loan activity during the six months ended September 30, 2023 for which we did not have any loans in the comparable period ending September 30, 2022.

For the six months ended September 30, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended September 30, 2022.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the six months ended September 30, 2023, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $3,149,165 as of September 30, 2023. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to September 30, 2023 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, Mr. Huda  concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Effective September 1, 2023, Salman Hoda resigned as Chief Executive Officer, President, Secretary and Treasurer of the Company.  The Company is currently without an officer.  Mr. Hoda remains as a director of the Company.

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

AGENTIX CORP.

Date: November 20, 2023	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director (principal executive officer, principal accounting officer and principal financial officer)

