Form 10-Q
period 2023-12-31
Agentix Corp.
filed 2024-02-14
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 7, 2024, there were 40,066,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2023

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

3

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$3,480	$12,369
Prepaid expense and other current assets	108,471	249,023
Total current assets	111,951	261,392

Total assets	$111,951	$261,392

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,106,383	$1,057,215
Accounts payable - related parties	1,729,323	1,394,230
Note payable - related party	100,000	50,000
Accrued expenses	22,221	9,110
Total current liabilities	2,957,927	2,510,555

Long Term Liabilities	-	-
Total liabilities	2,957,927	2,510,555

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	40,067	40,067
Common stock to be issued (357,102 at December 31, 2023 and March 31, 2023, respectively)	53,535	53,535
Additional paid-in capital	3,025,796	3,025,796
Accumulated other comprehensive income	(13,892)	765
Accumulated deficit	(5,951,482)	(5,369,326)
Total stockholders' deficit	(2,845,976)	(2,249,163)
Total liabilities and stockholders' deficit	$111,951	$261,392

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
Professional fees	$78,040	139,821	$315,347	296,673
Research and development	(87,304)	192,032	129,244	527,676
General and administrative expenses	25,110	21,785	325,545	118,273

Total operating expenses	15,846	353,638	770,136	942,622

Loss from operations	(15,846)	(353,638)	(770,136)	(942,622)

Other (income) expense
Foreign exchange loss (gain)	(25,434)	-	(3,212)	-
Interest expense	3,214	-	13,851	-
Interest income	-	-	(248)	-
Other income	-	-	(198,371)	-

Other income, net	(22,220)	-	(187,980)	-

Income (loss) before Income tax provision	6,374	(353,638)	(582,156)	(942,622)

Income tax provision	-	-	-	-

Net income (loss)	$6,374	$(353,638)	$(582,156)	$(942,622)

Other comprehensive income
Change in foreign currency translation, net of tax	(36,889)	(2,225)	(14,657)	(2,225)

Total other comprehensive loss	(30,515)	(355,863)	(596,813)	(944,847)

Income (loss) per share
- Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	39,116,951	40,066,951	38,995,307

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine months Ended December 31, 2023 and 2022

	Common stock par value $0.001
	Number of Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation loss					6,248		6,248
Net Loss						(409,558)	(409,558)

Balance, June 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$7,013	$(5,778,884)	$(2,652,473)

Foreign exchange translation loss					15,984		15,984
Net Loss						(178,972)	(178,972)

Balance, September 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$22,997	$(5,957,856)	$(2,815,461)

Foreign exchange translation loss					(36,889)		(36,889)
Net Loss						6,374	6,374

Balance, December 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$(13,892)	$(5,951,482)	$(2,845,976)

Balance, March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Net Loss					-	(164,654)	(164,654)

Balance, June 30, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(4,160,175)	$(1,241,652)

Shares issued for cash	200,000	200		49,800			50,000
Net Loss					-	(424,330)	(424,330)

Balance, September 30, 2022	39,116,951	$39,117	$-	$2,929,406	$-	$(4,584,505)	$(1,615,982)

Shares issued to board member for services			30,600				30,600
Shares issued to consultants for services			78,075				78,075
Foreign exchange translation loss					(2,225)		(2,225)
Net Loss					-	(353,638)	(353,638)

Balance, December 31, 2022	39,116,951	$39,117	$108,675	$2,929,406	$(2,225)	$(4,938,143)	$(1,863,170)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities
Net loss	$(582,156)	$(942,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	23,682	15,000
Stock issued for services	-	108,675
Changes in operating assets and liabilities:
Prepayments and other current assets	116,869	(109,963)
Accrued expenses, accounts payable and accounts payable-related party	397,373	881,669
Net Cash Provided by (Used in) Operating Activities	(44,232)	(47,241)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	120,000	-
Principal payments of debt	(70,000)	-
Proceeds from issuance of common stock	-	50,000
Net Cash Provided by Financing Activities	50,000	50,000

Effects of Foreign Exchange Rate Changes on Cash	(14,657)	(2,225)
Net Change in Cash	(8,889)	534

Cash - beginning of reporting period	12,369	145

Cash - end of reporting period	$3,480	$679

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on December 31, 2023 and a net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of December 31, 2023 was $3,480.

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

Prepayment

Prepayments consisted of the following:

•

$104,274 and $199,347 as of December 31, 2023 and March 31, 2023, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2023. There were no similar prepayments as of March 31, 2022.

•

$nil and $21,797 as of December 31, 2023 and March 31, 2023, respectively, related to Goods and Services Tax (GST). GST relates to expenses and assets from the Company’s Agentix Australian Pty Ltd entity that is recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office.

•	$4,197 and $27,879 as of December 31, 2023 and March 31, 2023, respectively, related to shares issued for prepaid software.

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

There were no dilutive common shares for the nine months ended December 31, 2023.

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

No stock options or warrants were issued or outstanding as of December 31, 2023 and March 31, 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the nine months ended December 31, 2023, the Company incurred $117,000 of management and IT fees; $45,000 for reimbursement of rent; and $57,692 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company. As of December 31, 2023 and March 31, 2023, $772,635 and $552,943, respectively, was included in Accounts payable – related party on the accompanying unaudited balance sheet.

During the nine months ended December 31, 2022, the Company incurred $117,000 of management and IT fees; $45,000 for reimbursement of rent; and $33,703 of advances to the Company to cover certain operating expenses and accounts payable from SBS Management LLC.

During the nine months ended December 31, 2022, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares.

Gray’s Peak Capital

During the nine ended December 31, 2023 and 2022, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of December 31, 2023 and March 31, 2023, the amounts due Gray’s Peak for these advances were $260,688 and $248,187, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Notes Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 and in December 2023, the June 15, 2023 note was extended further to March 31, 2024.

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

As of December 31, 2023 and March 31, 2023, the principal balance outstanding was $100,000 and $50,000, respectively, of which the $50,000 outstanding balance as of March 31, 2023 was repaid in September 2023. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $12,271 and $1,643 of interest was accrued and included in accrued expenses as of December 31, 2023 and March 31, 2023, respectively.

Management

During the nine months ended December 31, 2023 and December 31, 2022, the Company incurred $103,350 and $93,000, respectively, of consulting fees from a consulting agreement with the Company’s President and Board member. As of December 31, 2023 and March, 31 2023, $471,850 and $368,500, respectively, was included in accounts payable – related party on the accompanying balance sheet.

During the nine months ended December 31, 2022, the Company incurred $30,000 of consulting fees from a consulting and employment agreement with the Company’s then CEO. As of December 31, 2023 and March 31, 2023, $262,500 was included in accounts payable – related party on the accompanying balance sheet.

Note 4 – Equity

As of December 31, 2023 and March 31, 2023, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of December 31, 2023 and March 31, 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of December 31, 2023 and March 31, 2023, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

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

Note 5 – Subsequent Events

In January 2024, Gray’s Peak Private Credit LLC advanced $8,000 to the Company under the June 15, 2023 Note (see Note 3).

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2023 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 as compared to Three Months Ended December 31, 2022:

We recorded no revenues during the three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023, professional fees were $78,040 as compared to $139,821 for the three months ended December 31, 2022, a decrease of $61,781. The decrease was mainly related to board and consulting fees.

For the three months ended December 31, 2023, we incurred total research and development expenses of negative $87,304 as compared to an expense of $192,032 for the three months ended December 31, 2022, a decrease of $279,336. The decrease was mainly related to $210,550 that was previously billed to the Company in March 2023 and was subsequently voided during our three months ended December 31, 2023 along with lower R&D consulting fees.

For the three months ended December 31, 2023, general and administrative expenses were $25,110 as compared to $21,785 for the three months ended December 31, 2022, an increase of $3,325.

For the three months ended December 31, 2023, foreign exchange gain was $25,434. We did not incur any foreign exchange gains or losses for the three months ended December 31, 2022.

For the three months ended December 31, 2023, interest expense was $3,214 as compared to nil for the three months ended December 31, 2022. The increase in interest expense related to our loan activity during the three months ended December 31, 2023 for which we did not have any loans in the comparable period ending December 31, 2022.

Nine Months Ended December 31, 2023 as compared to Nine Months Ended December 31, 2022:

We recorded no revenues during the nine months ended December 31, 2023 and 2022.

For the nine months ended December 31, 2023, professional fees were $315,347 as compared to $296,673 for the nine months ended December 31, 2022, an increase of $18,674. The increase mainly related to higher consulting fees.

For the nine months ended December 31, 2023, we incurred total research and development expenses of $129,244 as compared to $527,676 for the nine months ended December 31, 2022, a decrease of $398,432. The decrease was mainly related to $210,550 that was previously billed to the Company in March 2023 and was subsequently voided during our nine months ended December 31, 2023 along with lower R&D consulting and patent maintenance costs.

For the nine months ended December 31, 2023, general and administrative expenses were $325,545 as compared to $118,273 for the nine months ended December 31, 2022, an increase of $207,272. The increase was mainly related to a royalty fee we incurred related to patents, which we did not have a similar expense during our nine months ended December 31, 2022.

For the nine months ended December 31, 2023, foreign exchange gain was $3,212. We did not incur any foreign exchange gains or losses for the nine months ended December 31, 2022.

For the nine months ended December 31, 2023, interest expense, net was $13,603 as compared to nil for the nine months ended December 31, 2022. The net increase in interest expense related to our loan activity during the nine months ended December 31, 2023 for which we did not have any loans in the comparable period ending December 31, 2022.

For the nine months ended December 31, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended December 31, 2022.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the nine months ended December 31, 2023, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $2,835,706 as of December 31, 2023. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In January 2024, Gray’s Peak Private Credit LLC advanced $8,000 to the Company under the June 15, 2023 Note (see Note 3 to the unaudited consolidated financial statements).

In accordance with ASC 855, we have analyzed our operations subsequent to December 31, 2023 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, Mr. Huda  concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2023.

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

AGENTIX CORP.

Date: February 12, 2024	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director (principal executive officer, principal accounting officer and principal financial officer)

