Form 10-K
period 2024-03-31
Agentix Corp.
filed 2024-08-30
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

As of September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,190,563.

As of August 29, 2024, there were 10,066,931 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

License Agreement

On May 21, 2021, we received notice of effectiveness of that certain License Agreement (the “License Agreement”), dated May 10, 2021, by and between the Company’s wholly-owned subsidiary, Applied BioPharma LLC, a Nevada limited liability company, and National Health Research Institutes, a Taiwan, Republic of China, entity, pursuant to which the Company purchased a worldwide, terminable, royalty-bearing, exclusive license for the technology and patent rights underlying patents and patent applications to make, have made, offer for sale, sell, have sold, use, have used, import or have imported products related to pyrazole compounds, to treat Type 2 diabetes, obesity and fatty liver disease. This technology is a peripherally restricted cannabinoid receptor 1 antagonist that has successfully completed preliminary pre-clinical and in vivo testing requirements for advancement into Phase I clinical trials.

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

·

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

·

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

·

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

·

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

·	applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act;

·	The Lanham Act and federal antitrust laws;

·

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

Research and Development Activities and Costs

We incurred $175,268 and $711,506, respectively, in research and development costs for the fiscal years ended March 31, 2024 and 2023.

Employees

As of March 31, 2024, and as of the date of this filing, we had no full-time or part-time employees.  Our business is operated by Rehan Huda, one of our two directors.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Risk Management and Strategy

We do not have any processes for assessing, identifying, and managing material risks from cybersecurity threats.

Risks from Cybersecurity Threats

To date, we have not yet experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, financial condition or results of operations.

Governance

Our board of directors (the “Board”) is acutely aware of the critical nature of managing risks associated with cybersecurity threats given the significance of these threats to our operational integrity and stakeholder confidence.

Board Oversight

The Board has oversight of cybersecurity risks and bears the primary responsibility for this domain. The members of our Board do not have experience in enterprise risk management, compliance, corporate governance, technology, or finance to equipping them to oversee cybersecurity risks effectively.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “AGTX”.  As of July 19, 2024, the Company had 40,066,931 shares of common stock issued and outstanding, and we had approximately 226 holders of our common stock.

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

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2024.

Item 6.  [Reserved.]

Not applicable.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2024 as compared to Year Ended March 31, 2023:

We recorded no revenues during the year ended March 31, 2024 and 2023.

For the year ended March 31, 2024, professional fees were $222,999 as compared to $520,238 for the year ended March 31, 2023, a decrease of $297,239. The decrease in professional fees mainly related to lower cost related to the issuance of non-cash shares for services previously provided.

For the year ended March 31, 2024, we incurred total research and development expenses of $175,268 as compared to $711,506 for our year ended March 31, 2023, a decrease of $536,238. The decrease was mainly related to $210,550 that was previously billed to the Company in March 2023 and was subsequently voided during the year ended March 31, 2024 along with lower R&D consulting and patent maintenance costs.

For the year ended March 31, 2024, general and administrative expenses were $346,543 as compared to $140,012 for our year ended March 31, 2023, an increase of 206,531. The increase was mainly related to a royalty fee we incurred related to patents, which we did not have a similar expense during our year ended March 31, 2023.

For the year ended March 31, 2024 and 2023, foreign exchange loss was $17,929 and $406, respectively.

For the year ended March 31, 2024 and 2023, interest expense, net was $21,034 and $1,643, respectively. The net increase in interest expense related to our increase in loan activity during the year ended March 31, 2024 as compared to our year ended March 31, 2023.

For the year ended March 31, 2024, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended March 31, 2023.

For the year ended March 31, 2024, cash used from our operating activities was $110,430 of cash as compared to a use of cash of $88,541 during the year ended March 31, 2023.

For the year ended March 31, 2024, cash from financing was $93,000 versus $100,000 for our year ended March 31, 2023. Cash from financings during the year ended March 31, 2024 consisted of $163,000 from loan proceeds received offset by our payment of $70,000 on our loans. Cash from financings during the year ended March 31, 2023 consisted of our sale of stock for $50,000 along with a note we issued for $50,000.

We did not incur or obtain cash from investing activities during our year ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for the year ended March 31, 2024, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $2,499,779 as of March 31, 2024. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

In June 2024, Gray’s Peak extended the due date of the Note (see Note 3) by six months. As such, the new maturity date is September 30, 2024.

In June 2024, the Company received an additional $5,000 in cash related to the Note with Gray’s Peak (see Note 3 to the consolidated financial statements).

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2024 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8.  Financial Statements.

Agentix, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. and Subsidiaries (“the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, negative cash flows from operations, and a net loss. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2018. Spokane, Washington
August 30, 2024

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2024	March 31, 2023

Assets
Current Assets
Cash	$6,535	$12,369
Prepaid expense and other current assets	99,837	249,023
Total current assets	106,372	261,392

Total assets	$106,372	$261,392

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$961,661	$1,057,215
Accounts payable - related parties	1,538,118	1,394,230
Note payable - related party	143,000	50,000
Accrued expenses	23,815	9,110
Total current liabilities	2,666,594	2,510,555

Long Term Liabilities	-	-
Total liabilities	2,666,594	2,510,555

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	40,067	40,067
Common stock to be issued (357,102 at March 31, 2024 and March 31, 2023, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,025,796
Accumulated other comprehensive income	12,360	765
Accumulated deficit	(5,954,480)	(5,369,326)
Total stockholders' deficit	(2,560,222)	(2,249,163)
Total liabilities and stockholders' deficit	$106,372	$261,392

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2024	March 31, 2023

Operating Expenses
Professional fees	$222,999	520,238
Research and development	175,268	711,506
General and administrative expenses	346,543	140,012

Total operating expenses	744,810	1,371,756

Loss from operations	(744,810)	(1,371,756)

Other (income) expense
Foreign exchange loss	17,929	406
Interest expense	21,034	1,643
Interest income	(248)	-
Other income	(198,371)	-

Other income, net	(159,656)	2,049

Loss before Income tax provision	(585,154)	(1,373,805)

Income tax provision	-	-

Net loss	$(585,154)	$(1,373,805)

Other comprehensive income
Change in foreign currency translation, net of tax	11,595	765

Total other comprehensive loss	(573,559)	(1,373,040)

Loss per share
- Basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	39,232,019

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Year Ended March 31, 2024 and 2023

	Common stock par value $0.001			Additional	Other		Total
	Number of Shares	Amount	Common Stock to be Issued	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit

Balance March 31, 2022	38,916,951	$38,917	$-	$2,879,606	$-	$(3,995,521)	$(1,076,998)

Shares issued for cash	200,000	200		49,800			50,000
Common stock issued to board member for services	300,000	300		30,300			30,600
Common stock issued to consultants for services	450,000	450		45,450			45,900
Common stock granted for services			42,375				42,375
Common stock issued for software	200,000	200	11,160	20,640			32,000
Foreign exchange translation gain					765		765
Net loss						(1,373,805)	(1,373,805)

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation loss					11,595		11,595
Former CEO's consulting fees determined to not be owed				262,500			262,500
Net Loss						(585,154)	(585,154)

Balance, March 31, 2024	40,066,951	40,067	53,535	3,288,296	12,360	(5,954,480)	(2,560,222)

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities
Net loss	$(585,154)	$(1,373,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	31,576	19,954
Former CEO's consulting fees not owed and reflected as additional paid-in capital	262,500	-
Stock issued for services	-	118,875
Changes in operating assets and liabilities:
Prepayments and other current assets	117,609	(221,143)
Accrued expenses, accounts payable and accounts payable-related party	63,040	1,367,578
Net Cash Provided by (Used in) Operating Activities	(110,429)	(88,541)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	163,000	50,000
Principal payments of debt	(70,000)	-
Proceeds from issuance of common stock	-	50,000
Net Cash Provided by Financing Activities	93,000	100,000

Effects of Foreign Exchange Rate Changes on Cash	11,595	765
Net Change in Cash	(5,834)	12,224

Cash - beginning of reporting period	12,369	145

Cash - end of reporting period	$6,535	$12,369

Supplemental disclosure of cash flow information:
Interest paid	$3,223	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Issuance of stock for software subscription	$-	$32,000

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit on March 31, 2024, negative cash from operations for the years ended March 31, 2024 and 2023, and a net loss for the year ended March 31, 2024 and 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of March 31, 2024 was $6,535.

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

Accounting for Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of March 31, 2024 and 2023, the Company did not have any leases.

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

Prepayments

Prepayments consisted of the following:

•	$99,837 and $199,347 as of March 31, 2024 and 2023, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2024 and 2023.

•

$21,797 as of March 31, 2023 related to Goods and Services Tax (GST) receivable. GST relates to expenses and assets from the Company’s Agentix Australian Pty Ltd entity that is recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office. There was no GST receivable as of March 31, 2024.

•	$27,879 as of March 31, 2023 related to shares issued for prepaid software (see note 4). There was no prepaid software as of March 31, 2024

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

There were no dilutive common shares for the year ended March 31, 2024 and 2023.

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

No stock options or warrants were issued or outstanding as of March 31, 2024 and 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements affecting the company during the fiscal year ended March 31, 2024.

Note 3 – Related Parties

SBS Management LLC

During the year ended March 31, 2024 and 2023, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses consisted of $150,000 and $150,000, respectively, of management fees; $6,000 and $6,000, respectively, for IT expenses; $60,000 and $60,000, respectively, for reimbursement of rent; and $75,055 and $48,559, respectively, of advances to the Company to cover certain operating expenses. As of March 31, 2024 and 2023, $844,001 and $552,943 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the year ended March 31, 2024 and 2023, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2024 and 2023, the amounts due Gray’s Peak for these advances were $260,620 and $240,750, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 and in December 2023, the June 15, 2023 note was extended further to March 31, 2024 and then to September 30, 2024. The June 15, 2023 amounts borrowed were repaid in September 2023.

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

As of March 31, 2024 and March 31, 2023, the principal balance outstanding was $143,000 and $50,000, respectively, of which the $50,000 outstanding balance as of March 31, 2023 was repaid in September 2023. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $19,453 and $1,643 of interest was accrued and included in accrued expenses as of March 31, 2024 and March 31, 2023, respectively.

Management

During the year ended March 31, 2023 and 2022, the Company incurred consulting fees from a consulting agreement with the Company’s then President and Board member of $64,997 and $209,953, respectively. As of March 31, 2024 and 2023, $433,497 and $323,347, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

Prior to March 31, 2023, the Company incurred consulting fees from a consulting agreement with the Company’s then CEO of which  $262,500 was included in accounts payable – related parties on the accompanying balance sheet as of March 31, 2023. During the fiscal year ended March 31, 2024, management determined that this amount was not owed and therefore reflected the related consulting fees, as additional paid-in capital on the accompanying balance sheet.

Note 4 – Equity

As of March 31, 2024 and March 31, 2023, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951 and 40,066,951, respectively.

Shares Issued for Cash

During the year ended March 31, 2024, the Company did not issue any shares for cash.

During the year ended March 31, 2023, the Company sold 200,000 shares of its common stock to an accredited investor for $0.25 per share for total proceeds of $50,000.

Shares Issued for Services

The Company did not issue any shares for services during the year ended March 31, 2024.

During the year ended March 31, 2023, the Company granted 300,000 and 450,000 shares of its common stock to a then board member and certain consultants, respectively, in exchange for services previously provided. The shares were valued at a price of $0.102 per share or $76,500, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares.

During the year ended March 31, 2023, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of March 31, 2024 and 2023, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

During the year ended March 31, 2023, the Company granted 307,102 shares of the Company’s common stock in exchange for a one year software subscription, which totaled $32,000. The fair value of the common stock issued was $0.10, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined was amortized ratably over the one-year subscription period to general and administrative expenses. As of March 31, 2024 and 2023, 107,102 shares of the 307,102 shares granted during had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Deferred Tax Assets and Income Tax Provision

At March 31, 2024, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $1,706,000 and $1,132,000 as of March 31, 2024 and 2023, respectively, of which the Company provided a full valuation allowance of $1,706,000 and $1,132,000, respectively, and thus had a deferred tax asset, net of valuation allowance of $nil as of March 31, 2024 and 2023, respectively. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate was % nil for all periods presented.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods include from Inception (April 15, 2021) to the current tax year.

Note 6 – Subsequent Events

In June 2024, Gray’s Peak extended the due date of the Note (see Note 3) by six months. As such, the new maturity date is September 30, 2024.

In June 2024, the Company received an additional $5,000 in cash related to the Note with Gray’s Peak (see Note 3).

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2024 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.\

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Annual Report On Internal Control Over Financial Reporting

As of March 31, 2024, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of March 31, 2024.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 31, 2024 are as follows:

Name	Age	Position with the Company
Salman Hoda	44	Director
Riazul (Rehan) Huda	55	Director

We currently do not have any executive officers.

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

Biographical Information

Salman Hoda

Salman Hoda served as our Chief Executive Officer from December 15, 2022 until September 1, 2023, as our Secretary and Treasurer from December 14, 2020 until September 1, 2023, and as a director since July 11, 2022.  Since February 2018, Mr. Hoda has owned and operated Salman Hoda Pharma Consulting Inc., of Mississauga, Ontario, a pharmaceutical consulting business. From February 2018 to June 2020, Mr. Hoda acted as Director – Pharmaceutical Program, for Green Sky Labs., Oakville, Ontario. From December 2017 to February 2018, Mr. Hoda was Program Lead – Transformation Office at Apotex Inc., Toronto, Ontario. From June 2017 to December 2017, Mr. Hoda was Manager – Business Development & Portfolio Management, at Apobiologix, Toronto, Ontario, and Manager – Business Evaluations & Development from November 2015 until May 2017. In April 2002. Mr. Hoda obtained an Honours Bachelor of Science from University of Waterloo, of Waterloo, Ontario. In April 2009, he obtained a Masters of Business Administration – Marketing from Rotman School of Management, University of Toronto, Toronto, Ontario.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the years ended March 31, 2024 and March 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Salman Hoda (1)	2024	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	30,600	(2)	-0-	-0-	-0-	-0-	36,000

________

(1)	Appointed Secretary and Treasurer December 14, 2020. Appointed Chief Executive Officer on December 15, 2022. Resigned as Chief Executive Officer, Secretary and Treasurer on September 1, 2023.
(2)	36,000 shares of common stock granted by the board of directors as compensation for services rendered to the Company.

STOCK OPTION GRANTS

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2024.

EMPLOYMENT AGREEMENTS

Salman Hoda Pharma Consulting Inc., an Ontario, Canada, corporation (the “Consultant”), and an entity controlled by Mr. Hoda on the one hand, and a wholly-owned subsidiary of Company on the other hand, are parties to that certain Consulting Agreement (the “Consulting Agreement”), dated October 1, 2020, pursuant to which the Company pays Consultant a monthly fee of $12,500, and Consultant is obligated to manage our consumer healthcare products in partnership with Bionova Lab and our pharmaceutical programs, as well as certain investor relations activities. The Consulting Agreement, terminates on December 31, 2022 (the “Termination Date”), and automatically renews for one-year periods on each anniversary of the Termination Date unless terminated by either the Company or Consultant not less than 90-days notice prior to a date that the Consulting Agreement terminates. Consultant is also eligible to participate in company incentive plans and reimbursement for expenses incurring in the performance of services for the Company.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2024 and 2023:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Riazul (Rehan) Huda (1)	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Salman Hoda (2)	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________

Appointed a director of the Company on July 2, 2020.
Appointed a director of the Company on July 11, 2022.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

No director receives compensation solely in his or her capacity as a director of the Company.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Policy

The board of directors adopted a Director Compensation Policy (the “Director Compensation Policy”) as set forth below.

This policy sets forth compensation payable to each non-employee member of the board of directors.

Non-employee members of the board of directors of Company shall be eligible to receive cash and equity compensation as set forth in this Director Compensation Policy. The cash compensation and stock awards described in this Director Compensation Policy shall be paid or be made, as applicable, automatically and without further action of the board of directors, to each member of the board of directors who is not an employee of the Company or any parent or subsidiary of the Company (each, an “Independent Director”) who may be eligible to receive such cash compensation or stock awards, unless such Independent Director declines the receipt of such cash compensation or stock awards by written notice to the Chairman of the Board.

This Director Compensation Policy shall remain in effect until it is revised or rescinded by further action of the board of directors. The terms and conditions of this Director Compensation Policy shall supersede any prior cash or equity compensation arrangements between the Company and its directors.

Compensation Clawback Policy

The board of directors believes that it is in the best interest of the Company and its stockholders to create and maintain a culture of that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The board of directors has therefore adopted a compensation recoupment policy, which provides for the recovery of erroneously awarded incentive compensation from the Company’s executive officers in the event of a triggering event, which compensation recoupment policy has been filed as an exhibit to this Annual Report.

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

________

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of July 19, 2024, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 40,066,931 shares of common stock outstanding as of July 19, 2024.
(3)	300,000 shares held by Salman Hoda Pharma Consulting Inc.
(4)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended March 31, 2024 and 2023, the total fees charged to the company for audit services, including quarterly reviews were $41,752 and $37,963, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation
3.1.2	Certificate of Amendment to Articles of Incorporation
3.1.3	Certificate of Change
3.2	Bylaws
10.1#	First Amendment to the Consulting Agreement, dated September 9, 2022, by and between Agentix Corp. and Salman Hoda Pharma Consulting, Inc.
21.1	List of Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

#Indicates management contract of compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: August 30, 2024	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salman Hoda as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended March 31, 2024, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: August 30, 2024	By:	/s/ Salman Hoda
	Name:	Salman Hoda
	Title:	Director

Date: August 30, 2024	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

