Form 10-Q
period 2024-06-30
Agentix Corp.
filed 2024-09-25
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 23, 2024, there were 40,066,931 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$9,072	$6,535
Prepaid expense and other current assets	157,874	99,837
Total current assets	166,946	106,372

Total assets	$166,946	$106,372

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,070,104	$961,661
Accounts payable - related parties	1,624,592	1,538,118
Note payable - related party	163,000	143,000
Accrued expenses	35,252	23,815
Total current liabilities	2,892,948	2,666,594

Long Term Liabilities	-	-
Total liabilities	2,892,948	2,666,594

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	40,067	40,067
Common stock to be issued 357,102 at June 30, 2024 and March 31, 2024, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive (loss) income	(2,703)	12,360
Accumulated deficit	(6,105,197)	(5,954,480)
Total stockholders' deficit	(2,726,002)	(2,560,222)
Total liabilities and stockholders' deficit	$166,946	$106,372

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2024	June 30, 2023

Operating Expenses
Professional fees	$77,000	115,126
Research and development	55,501	158,182
General and administrative expenses	18,804	127,827

Total operating expenses	151,305	401,135

Loss from operations	(151,305)	(401,135)

Other (income) expense
Foreign exchange (gain) loss	(8,223)	3,343
Interest expense	7,635	5,080

Other (income) loss, net	(588)	8,423

Loss before Income tax provision	(150,717)	(409,558)

Income tax provision	-	-

Net loss	$(150,717)	$(409,558)

Other comprehensive income
Change in foreign currency translation, net of tax	(15,063)	6,248

Total other comprehensive loss	(165,780)	(403,310)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Three months Ended June 30, 2024 and 2023

	Common stock par value $0.001		Common Stock	Additional	Other		Total
	Number of Shares	Amount	to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation gain					(15,063)		(15,063)
Net Loss						(150,717)	(150,717)

Balance, June 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(2,703)	$(6,105,197)	$(2,726,002)

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation loss					6,248		6,248
Net Loss						(409,558)	(409,558)

Balance, June 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$7,013	$(5,778,884)	$(2,652,473)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities
Net loss	$(150,717)	$(409,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	-	7,894
Changes in operating assets and liabilities:
Prepayments and other current assets	(58,036)	(83,515)
Accrued expenses, accounts payable and accounts payable-related party	206,353	422,418
Net Cash Used in Operating Activities	(2,400)	(62,761)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	20,000	50,000
Net Cash Provided by Financing Activities	20,000	50,000

Effects of Foreign Exchange Rate Changes on Cash	(15,063)	6,248
Net Change in Cash	2,537	(6,513)

Cash - beginning of reporting period	6,535	12,369

Cash - end of reporting period	$9,072	$5,856

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on June 30, 2024, a net loss and negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of June 30, 2024 was $9,072.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended March 31, 2024 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Prepayment

Prepayments of $157,874 and $99,837 as of June 30, 2024 and March 31, 2024, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor.

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

There were no dilutive common shares for the three months ended June 30, 2024.

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

No stock options or warrants were issued or outstanding as of June 30, 2024 and March 31, 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the three months June 30, 2024 and 2023, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses totaled $86,474 and $80,890 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, $930,475 and $844,001 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the year ended March 31, 2024, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of June 30, 2024 and March 31, 2024, the amounts due Gray’s Peak for these advances were $260,620, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

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

As of June 30, 2024 and March 31, 2024, the principal balance outstanding was $163,000 and $143,000, respectively. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $27,088 and $19,453 of interest was accrued and included in accrued expenses as of June 30, 2024 and March 31, 2024, respectively.

Management

During the three months ended June 30, 2023, the Company incurred $70,150 of consulting fees from a consulting agreement with the Company’s then President and Board member. As of March 31, 2024 and June 30, 2024, $433,497, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

Note 4 – Equity

As of June 30, 2024 and March 31, 2024, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of June 30, 2024 and March 31, 2024, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of June 30, 2024 and March 31, 2024, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2024 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended March 31, 2024 and notes thereto contained in our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 as compared to Three Months Ended June 30, 2023:

We recorded no revenues during the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, professional fees were $77,000 as compared to $115,126 for the three months ended June 30, 2023, a decrease of $38,126. The decrease was mainly related to lower board and consulting fees.

For the three months ended June 30, 2024, we incurred total research and development expenses of $55,501 as compared to $158,182 for the three months ended June 30, 2023, a decrease of $102,681. The decrease was mainly related to lower R&D consulting fees.

For the three months ended June 30, 2024, general and administrative expenses were $18,804 as compared to $127,827 for the three months ended June 30, 2023, a decrease of $109,023. The decrease was primarily related to lower royalty expenses.

For the three months ended June 30, 2024, foreign exchange gain was $8,223 as compared to a loss of $3,343, which was due primarily to the fluctuations in currency exchange rates.

For the three months ended June 30, 2024, interest expense was $7,635 as compared to $5,080 for the three months ended June 30, 2023. The increase in interest expense related to our loan activity during the three months ended June 30, 2024 as compared to the same period in 2023.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the three months ended June 30, 2024, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $2,892,948 as of June 30, 2024. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2024 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, Mr. Huda  concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024.

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

AGENTIX CORP.

Date: September 24, 2024	By:	/s/ Rehan Huda
	Name:	Rehan Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

