Form 10-Q
period 2024-09-30
Agentix Corp.
filed 2024-11-18
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$6,345	$6,535
Prepaid expense and other current assets	163,615	99,837
Total current assets	169,960	106,372

Total assets	$169,960	$106,372

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,127,877	$961,661
Accounts payable - related parties	1,667,691	1,538,118
Note payable - related party	173,000	143,000
Accrued expenses	38,168	23,815
Total current liabilities	3,006,736	2,666,594

Long Term Liabilities	-	-
Total liabilities	3,006,736	2,666,594

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized;
40,066,951 shares issued and outstanding as of
September 30, 2024 and March 31, 2024, respectively	40,067	40,067
Common stock to be issued (357,102 at September 30, 2024
and March 31, 2024, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive (loss) income	(22,808)	12,360
Accumulated deficit	(6,195,866)	(5,954,480)
Total stockholders' deficit	(2,836,776)	(2,560,222)
Total liabilities and stockholders' deficit	$169,960	$106,372

See accompanying notes to the unaudited consolidated financial statements.

F- 1

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating Expenses
Professional fees	$64,310	$122,181	$141,310	$237,307
Research and development	11,850	58,366	67,351	216,548
General and administrative expenses	16,850	172,608	35,654	300,435

Total operating expenses	93,010	353,155	244,315	754,290

Loss from operations	(93,010)	(353,155)	(244,315)	(754,290)

Other (income) expense
Foreign exchange (gain) loss	(12,185)	18,879	(20,408)	22,222
Interest expense	9,844	5,309	17,479	10,389
Other income	-	(198,371)	-	(198,371)

Other (income) loss, net	(2,341)	(174,183)	(2,929)	(165,760)

Loss before Income tax provision	(90,669)	(178,972)	(241,386)	(588,530)

Income tax provision	-	-	-	-

Net loss	(90,669)	(178,972)	(241,386)	(588,530)

Other comprehensive income
Change in foreign currency translation, net of tax	(20,105)	15,984	(35,168)	22,232

Total other comprehensive loss	$(110,774)	$(162,988)	$(276,554)	$(566,298)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

F- 2

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Six months Ended September 30, 2024 and 2023

	Common stock par value $0.001		Common	Additional	Other		Total
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation loss					(15,063)		(15,063)
Net Loss						(150,717)	(150,717)

Balance, June 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(2,703)	$(6,105,197)	$(2,726,002)

Foreign exchange translation loss					(20,105)		(20,105)
Net Loss						(90,669)	(90,669)

Balance, September 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(22,808)	$(6,195,866)	$(2,836,776)

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation gain					6,248		6,248
Net Loss						(409,558)	(409,558)

Balance, June 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$7,013	$(5,778,884)	$(2,652,473)

Foreign exchange translation gain					15,984		15,984
Net Loss						(178,972)	(178,972)

Balance, September 30, 2023	40,066,951	$40,067	$53,535	$3,025,796	$22,997	$(5,957,856)	$(2,815,461)

See accompanying notes to the unaudited consolidated financial statements.

F- 3

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities
Net loss	$(241,386)	$(588,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	-	15,788
Changes in operating assets and liabilities:
Prepayments and other current assets	(63,777)	(72,932)
Accrued expenses, accounts payable and accounts payable-related party	310,142	638,611
Net Cash Provided by (Used in) Operating Activities	4,979	(7,063)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	30,000	70,000
Principal payments of debt	-	(70,000)
Net Cash Provided by Financing Activities	30,000	-

Effects of Foreign Exchange Rate Changes on Cash	(35,169)	22,232
Net Change in Cash	(190)	15,169

Cash - beginning of reporting period	6,535	12,369

Cash - end of reporting period	$6,345	$27,538

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

F- 4

Agentix Corp. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2024

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on September 30, 2024, a net loss and negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of September 30, 2024 was $6,345.

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

Prepayment

Prepayments of $163,615 and $99,837 as of September 30, 2024 and March 31, 2024, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor.

F-5

Agentix Corp. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2024

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

F-6

Agentix Corp. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2024

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

There were no dilutive common shares for the six months ended September 30, 2024.

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

No stock options or warrants were issued or outstanding as of September 30, 2024 and March 31, 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, that are of significance or potential significance to the Company.

F-7

Agentix Corp. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2024

Note 3 – Related Parties

SBS Management LLC

During the six months September 30, 2024 and 2023, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses totaled $171,404 and $139,473 for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, $1,015,405 and $844,001 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the six months ended September 30, 2024 and 2023, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of September 30, 2024 and March 31, 2024, the amounts due Gray’s Peak for these advances were $281,439 and $260,620, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 and in December 2023, the June 15, 2023 note was extended further to March 31, 2024 and then to September 30, 2024 and then to January 1, 2025. The June 15, 2023 amounts borrowed were repaid in September 2023.

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

As of September 30, 2024 and March 31, 2024, the principal balance outstanding was $173,000 and $143,000, respectively. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $36,943 and $19,453 of interest was accrued and included in accrued expenses as of September 30, 2024 and March 31, 2024, respectively.

Management

During the six months ended September 30, 2023, the Company incurred $103,350 of consulting fees from a consulting agreement with the Company’s then President and Board member. As of September 30, 2024 and March 31, 2024, $433,497, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

F-8

Agentix Corp. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2024

Note 4 – Equity

As of September 30, 2024 and March 31, 2024, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of September 30, 2024 and March 31, 2024, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of September 30, 2024 and March 31, 2024, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

On October 8, 2024, the Company received $5,000 under the June 15, 2023 Gray’s Peak Capital Note Payable (see Note 3). In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2024 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

F- 9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 as compared to Three Months Ended September 30, 2023:

We recorded no revenues during the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, professional fees were $64,310 as compared to $122,181 for the three months ended September 30, 2023, a decrease of $57,871. The decrease was mainly related to lower board and consulting fees.

For the three months ended September 30, 2024, we incurred total research and development expenses of $11,850 as compared to $58,366 for the three months ended September 30, 2023, a decrease of $46,516. The decrease was mainly related to lower R&D consulting fees, supplies and materials.

For the three months ended September 30, 2024, general and administrative expenses were $16,850 as compared to $172,608 for the three months ended September 30, 2023, a decrease of $155,758. The decrease was primarily related to lower royalty and software expenses.

For the three months ended September 30, 2024, foreign exchange gain was $12,185 as compared to a loss of $18,879 for the three months ended September 30, 2023, which was due primarily to the fluctuations in currency exchange rates.

For the three months ended September 30, 2024, interest expense was $9,844 as compared to $5,309 for the three months ended September 30, 2023. The increase in interest expense related to our loan activity during the three months ended September 30, 2024 as compared to the same period in 2023.

For the three months ended September 30, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended September 30, 2024.

Six Months Ended September 30, 2024 as compared to Six Months Ended September 30, 2023:

We recorded no revenues during the six months ended September 30, 2024 and 2023.

For the six months ended September 30, 2024, professional fees were $141,310 as compared to $237,307 for the six months ended September 30, 2023, a decrease of $95,997. The decrease was mainly related to lower board and consulting fees.

For the six months ended September 30, 2024, we incurred total research and development expenses of $67,351 as compared to $216,548 for the six months ended September 30, 2023, a decrease of $149,197. The decrease was mainly related to lower R&D consulting fees.

For the six months ended September 30, 2024, general and administrative expenses were $35,654 as compared to $300,435 for the six months ended September 30, 2023, a decrease of $264,781. The decrease was primarily related to lower royalty and software expenses.

For the six months ended September 30, 2024, foreign exchange gain was $20,408 as compared to a loss of $22,222 for the six months ended September 30, 2023, which was due primarily to the fluctuations in currency exchange rates.

For the six months ended September 30, 2024, interest expense was $17,479 as compared to $10,389 for the six months ended September 30, 2023. The increase in interest expense related to our loan activity during the six months ended September 30, 2024 as compared to the same period in 2023.

For the six months ended September 30, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended September 30, 2024.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the six months ended September 30, 2024, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $2,968,568 as of September 30, 2024. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to September 30, 2024 through the date these financial statements were issued, and have determined that other than $5,000 received on October 8, 2024 from Gray’s Peak Capital Note Payable (see Note 5 to our unaudited consolidated financials statements) we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, Mr. Huda  concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2024.

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

AGENTIX CORP.

Date: November 18, 2024	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director
(principal executive officer, principal accounting officer and principal financial officer)

