Form 10-Q
period 2024-12-31
Agentix Corp.
filed 2025-02-18
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 13, 2025, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$8,273	$6,535
Prepaid expense and other current assets	145,838	99,837
Total current assets	154,111	106,372

Total assets	$154,111	$106,372

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,067,160	$961,661
Accounts payable - related parties	1,757,199	1,538,118
Note payable - related party	198,000	143,000
Accrued expenses	48,495	23,815
Total current liabilities	3,070,854	2,666,594

Long Term Liabilities	-	-
Total liabilities	3,070,854	2,666,594

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	40,067	40,067
Common stock to be issued (357,102 at December 31, 2024 and March 31, 2024, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	41,119	12,360
Accumulated deficit	(6,339,760)	(5,954,480)
Total stockholders' deficit	(2,916,743)	(2,560,222)
Total liabilities and stockholders' deficit	$154,111	$106,372

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Operating Expenses
Professional fees	$56,632	$78,040	$197,942	$315,347
Research and development	23,287	(87,304)	90,638	129,244
General and administrative expenses	16,896	25,110	52,550	325,545

Total operating expenses	96,815	15,846	341,130	770,136

Loss from operations	(96,815)	(15,846)	(341,130)	(770,136)

Other (income) expense
Foreign exchange gain	35,784	(25,434)	15,376	(3,212)
Interest expense, net	11,295	3,214	28,774	13,603
Other income	-	-	-	(198,371)

Other loss (income), net	47,079	(22,220)	44,150	(187,980)

(Loss) income before Income tax provision	(143,894)	6,374	(385,280)	(582,156)

Income tax provision	-	-	-	-

Net (loss) income	(143,894)	6,374	(385,280)	(582,156)

Other comprehensive income
Change in foreign currency translation, net of tax	63,927	(36,889)	28,759	(14,657)

Total other comprehensive loss	$(79,967)	$(30,515)	$(356,521)	$(596,813)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2024 and 2023

	Common stock par value $0.001		Common	Additional	Other
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation loss					(15,063)		(15,063)
Net Loss						(150,717)	(150,717)

Balance, June 30, 2024	40,066,951	40,067	53,535	3,288,296	(2,703)	(6,105,197)	(2,726,002)

Foreign exchange translation gain					(20,105)		(20,105)
Net Loss						(90,669)	(90,669)

Balance, September 30, 2024	40,066,951	40,067	53,535	3,288,296	(22,808)	(6,195,866)	(2,836,776)

Foreign exchange translation loss					63,927		63,927
Net Loss						(143,894)	(143,894)

Balance, December 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$41,119	$(6,339,760)	$(2,916,743)

Balance, March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation gain					6,248		6,248
Net Loss						(409,558)	(409,558)

Balance, June 30, 2023	40,066,951	40,067	53,535	3,025,796	7,013	(5,778,884)	(2,652,473)

Foreign exchange translation gain					15,984		15,984
Net Loss						(178,972)	(178,972)

Balance, September 30, 2023	40,066,951	40,067	53,535	3,025,796	22,997	(5,957,856)	(2,815,461)

Foreign exchange translation loss					(36,889)		(36,889)
Net Loss						6,374	6,374

Balance, December 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$(13,892)	$(5,951,482)	$(2,845,976)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2024	December 31, 2023

Cash Flows from Operating Activities
Net loss	$(385,280)	$(582,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	-	23,682
Changes in operating assets and liabilities:
Prepayments and other current assets	(46,000)	116,869
Accrued expenses, accounts payable and accounts payable-related party	349,260	397,373
Net Cash Provided by (Used in) Operating Activities	(82,020)	(44,232)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	55,000	120,000
Principal payments of debt	-	(70,000)
Net Cash Provided by Financing Activities	55,000	50,000

Effects of Foreign Exchange Rate Changes on Cash	28,758	(14,657)
Net Change in Cash	1,738	(8,889)

Cash - beginning of reporting period	6,535	12,369

Cash - end of reporting period	$8,273	$3,480

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on December 31, 2024, a net loss, negative cash flows from operating activities and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of December 31, 2024 was $8,273.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations, and it will need further funding. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

Prepayment

Prepayments of $145,838 and $99,837 as of December 31, 2024 and March 31, 2024, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor.

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

There were no dilutive common shares for the nine months ended December 31, 2024.

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

No stock options or warrants were issued or outstanding as of December 31, 2024 and March 31, 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, that are of significance or potential significance to the Company.

Note 3 – Related Parties

SBS Management LLC

During the nine months December 31, 2024 and 2023, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses totaled $252,762 and $219,692 for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and March 31, 2024, $1,096,763 and $844,001 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the nine months ended December 31, 2024 and 2023, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of December 31, 2024 and March 31, 2024, the amounts due Gray’s Peak for these advances were $289,589 and $260,620, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. The January 15, 2023 amounts borrowed were repaid in September 2023. The June 15, 2023 Note has been extended to June 30, 2025.

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

As of December 31, 2024 and March 31, 2024, the principal balance outstanding was $198,000 and $143,000, respectively. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $48,238 and $19,453 of interest was accrued and included in accrued expenses as of December 31, 2024 and March 31, 2024, respectively.

Management

During the nine months ended December 31, 2023, the Company incurred $103,350 of consulting fees from a consulting agreement with the Company’s then President and Board member. As of December 31, 2024 and March 31, 2024, $433,497, respectively, was included in accounts payable – related parties on the accompanying balance sheet.

Note 4 – Equity

As of December 31, 2024 and March 31, 2024, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of December 31, 2024 and March 31, 2024, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of December 31, 2024 and March 31, 2024, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

On January 24, 2025, the Company received $24,000 under the June 15, 2023 Gray’s Peak Capital Note Payable (see Note 3). In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2024 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024 as compared to Three Months Ended December 31, 2023:

We recorded no revenues during the three months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024, professional fees were $56,632 as compared to $78,040 for the three months ended December 31, 2023, a decrease of $21,408. The decrease was mainly related to lower consulting fees.

For the three months ended December 31, 2024, we incurred total research and development expenses of $23,287, compared to a gain of $87,304 for the same period in 2023, reflecting a net increase in expenses of $110,591. The 2023 gain was primarily due to a $210,550 charge that was originally billed in March 2023 but subsequently voided during the nine months ended December 31, 2023. This reversal resulted in a one-time credit in the prior period, while the 2024 expenses reflect increased R&D consulting and patent maintenance costs.

For the three months ended December 31, 2024, general and administrative expenses were $16,896 as compared to $25,110 for the three months ended December 31, 2023, a decrease of $8,214. The decrease was primarily related to lower software expenses.

For the three months ended December 31, 2024, foreign exchange loss was $35,784 compared to a gain of $25,434 for the three months ended December 31, 2023, which was due primarily to the fluctuations in currency exchange rates.

For the three months ended December 31, 2024, interest expense, net was $11,295 as compared to $3,214 for the three months ended December 31, 2023. The increase in interest expense related to our loan activity during the three months ended December 31, 2024 as compared to the same period in 2023.

Nine months Ended December 31, 2024 as compared to Nine months Ended December 31, 2023:

We recorded no revenues during the nine months ended December 31, 2024 and 2023.

For the nine months ended December 31, 2024, professional fees were $197,942 as compared to $315,347 for the nine months ended December 31, 2023, a decrease of $117,405. The decrease was mainly related to lower board and consulting fees.

For the nine months ended December 31, 2024, we incurred total research and development expenses of $90,638 as compared to $129,244 for the nine months ended December 31, 2023, a decrease of $38,606. The decrease was primarily due to a $210,550 charge that was originally billed in March 2023 but subsequently voided during the nine months ended December 31, 2023, which resulted in a one-time credit in the prior period. This impact was partially offset by higher R&D consulting and patent maintenance costs in 2024.

For the nine months ended December 31, 2024, general and administrative expenses were $52,550 as compared to $325,545 for the nine months ended December 31, 2023, a decrease of $272,995. The decrease was mainly related to a royalty fee we incurred during our nine months ended December 31, 2023 related to patents, which we did not have a similar expense during our nine months ended December 31, 2024.

For the nine months ended December 31, 2024, foreign exchange loss was $15,376 as compared to a gain of $3,212 for the nine months ended December 31, 2023, which was due primarily to the fluctuations in currency exchange rates.

For the nine months ended December 31, 2024, interest expense, net was $28,774 as compared to $13,603 for the nine months ended December 31, 2023. The increase in interest expense related to our loan activity during the nine months ended December 31, 2024 as compared to the same period in 2023.

For the nine months ended December 31, 2023, we received R&D credits totaling $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended December 31, 2024.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the nine months ended December 31, 2024, we had an accumulated deficit, we had a net loss along with negative cash generated from our operations and we have a negative working capital. In addition, we owe our vendors and related parties $3,022,359 as of December 31, 2024. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to December 31, 2024 through the date these financial statements were issued, and have determined that other than $24,000 received on January 24, 2025 from Gray’s Peak Capital Note Payable (see Note 3 to our unaudited consolidated financial statements) we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, Mr. Huda concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2024.

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

AGENTIX CORP.

Date: February 18, 2025	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director (principal executive officer, principal accounting officer and principal financial officer)

