Form 10-K
period 2025-03-31
Agentix Corp.
filed 2025-07-16
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,531,862.

As of July 14, 2025, there were 40,066,951 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Research and Development Activities and Costs

We incurred $180,987 and $175,268, respectively, in research and development costs for the fiscal years ended March 31, 2025 and 2024.

Employees

As of March 31, 2025, and as of the date of this filing, we had no full-time or part-time employees.  Our business is operated by Rehan Huda, one of our two directors.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “AGTX”.  As of July 17, 2025 the Company had 40,066,951 shares of common stock issued and outstanding, and we had approximately 274 holders of our common stock.

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

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2025.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For the periods presented, we concluded that no accounting policies required such extensive judgment or complexity that they should be classified as critical to understanding our financial condition or operating results.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

Year Ended March 31, 2025 as compared to Year Ended March 31, 2024:

We recorded no revenues during the year ended March 31, 2025 and 2024.

For the year ended March 31, 2025, professional fees were $262,366 as compared to $222,999 for the year ended March 31, 2024, an increase of $39,367. The Increase in professional fees mainly to an increase in accounting and consulting fees.

For the year ended March 31, 2025, we incurred total research and development expenses of $180,987 as compared to $175,268 for our year ended March 31, 2024, an increase of $5,719. The increase was mainly related to increase in R&D consulting costs.

For the year ended March 31, 2025, general and administrative expenses were $69,898 as compared to $346,543 for our year ended March 31, 2024, a decrease of $276,645. The decrease was mainly related to a decrease in royalty fee we incurred related to patents in the prior period, compared to the prior period.

For the year ended March 31, 2025 and 2024, foreign exchange loss was $11,128 and $17,929, respectively.

For the year ended March 31, 2025 and 2024, interest expense, net was $42,669 and $21,034, respectively. The net increase in interest expense related to our increase in loan activity during the year ended March 31, 2025 as compared to our year ended March 31, 2024.

For the year ended March 31, 2025 and 2024, we received R&D credits totaling $0 and $198,371 related to our R&D efforts that occurred at our Agentix Australia Pty Ltd entity. We did not receive any R&D credits for the comparable period ended March 31, 2025.

For the year ended March 31, 2025, cash used from our operating activities was $125,078 of cash as compared to a use of cash of $110,429 during the year ended March 31, 2024.

For the year ended March 31, 2025, cash from financing was $100,00 versus $93,000 for our year ended March 31, 2024. Cash from financings during the year ended March 31, 2025 consisted of $100,000 from loan proceeds received. Cash from financings during the year ended March 31, 2024 consisted of $163,000 from loan proceeds received offset by our payment of $70,000 on our loans.

We did not incur or obtain cash from investing activities during our year ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for the year ended March 31, 2025, we had an accumulated deficit, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $3,204,523 as of March 31, 2025. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to March 31, 2025, Gray’s Peak extended the due date of the Note (see Note 3) by six months. As such, the new maturity date is December 31, 2025.

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2025 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8.  Financial Statements.

Agentix, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. (“the Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

July 15, 2025

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2025	March 31, 2024

Assets
Current Assets
Cash	$4,477	$6,535
Prepaid expense and other current assets	95,797	99,837
Total current assets	100,274	106,372

Total assets	$100,274	$106,372

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$968,888	$961,661
Accounts payable - related parties	1,932,438	1,538,118
Note payable - related party	243,000	143,000
Accrued expenses	60,197	23,815
Total current liabilities	3,204,523	2,666,594

Long Term Liabilities	-	-
Total liabilities	3,204,523	2,666,594

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	40,067	40,067
Common stock to be issued (357,102 at March 31, 2025 and March 31, 2024, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	35,381	12,360
Accumulated deficit	(6,521,528)	(5,954,480)
Total stockholders' deficit	(3,104,249)	(2,560,222)
Total liabilities and stockholders' deficit	$100,274	$106,372

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2025	March 31, 2024

Operating Expenses
Professional fees	$262,366	$222,999
Research and development	180,987	175,268
General and administrative expenses	69,898	346,543

Total operating expenses	513,251	744,810

Loss from operations	(513,251)	(744,810)

Other (income) expense
Foreign exchange loss	11,128	17,929
Interest expense	42,669	21,034
Interest income	-	(248)
Other income	-	(198,371

Other income, net	53,797	(159,656)

Loss before Income tax provision	(567,048)	(585,154)

Income tax provision	-	-

Net loss	$(567,048)	$(585,154)

Other comprehensive income
Change in foreign currency translation, net of tax	(35,168)	11,595

Total other comprehensive loss	(602,216)	(573,559)

Loss per share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended March 31, 2025 and 2024

	Common stock par
	value $0.001		Common	Additional	Other		Total
	Number of		Stock to be	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit

Balance March 31, 2023	40,066,951	$40,067	$53,535	$3,025,796	$765	$(5,369,326)	$(2,249,163)

Foreign exchange translation loss					11,595		11,595
Former CEO's consulting fees determined to not be owed				262,500			262,500
Net Loss						(585,154)	(585,154)

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation loss					23,021		23,021
Net Loss						(567,048)	(567,048)

Balance, March 31, 2025	40,066,951	$40,067	$53,535	$3,288,296	$35,381	$(6,521,528)	$(3,104,249)

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities
Net loss	$(567,048)	$(585,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for software	-	31,576
Former CEO's consulting fees not owed and reflected as additional paid-in capital	-	262,500
Stock issued for services	-	-
Changes in operating assets and liabilities:
Prepayments and other current assets	4,041	117,609
Accrued expenses, accounts payable and accounts payable-related party	437,929	63,040
Net Cash Provided by (Used in) Operating Activities	(125,078)	(110,429)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	100,000	163,000
Principal payments of debt	-	(70,000)
Net Cash Provided by Financing Activities	100,000	93,000

Effects of Foreign Exchange Rate Changes on Cash	23,020	11,595
Net Change in Cash	(2,058)	(5,834)

Cash - beginning of reporting period	6,535	12,369

Cash - end of reporting period	$4,477	$6,535

Supplemental disclosure of cash flow information:
Interest paid	$-	$3,223
Income tax paid	$-	$-

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit on March 31, 2025, negative cash from operations for the years ended March 31, 2025 and 2024, and a net loss for the year ended March 31, 2025 and 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of March 31, 2025 was $4,477.

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

Prepayments

Prepayments consisted of the following:

•

$95,797 and $99,837 as of March 31, 2025 and 2024, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor as of March 31, 2025 and 2024.

•	There was no prepaid software as of March 31, 2025 and 2024.

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

There were no dilutive common shares for the year ended March 31, 2025 and 2024.

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

No stock options or warrants were issued or outstanding as of March 31, 2025 and 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU has been applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and interim periods thereafter.

Segment Reporting

The Chief Operating Decision Maker (“CODM”) for the Company is the Chief Executive Officer (the "CEO"). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. This decision-making process reflects the way in which financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources. Accordingly, the Company has determined that it has a single reportable and operating segment.

The Company’s CODM assesses financial performance and allocates resources based on operating results which are also reported on the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated operating results by comparing actual results against budgeted amounts. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development.

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

Note 3 – Related Parties

SBS Management LLC

During the year ended March 31, 2025 and 2024, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses consisted of $150,000 and $150,000, respectively, of management fees; $6,000 and $6,000, respectively, for IT expenses; $60,000 and $60,000, respectively, for reimbursement of rent; and $105,490 and $75,055, respectively, of advances to the Company to cover certain operating expenses. As of March 31, 2025 and 2024, $1,165,491 and $844,001 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the year ended March 31, 2025 and 2024, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2025 and 2024, the amounts due Gray’s Peak for these advances were $396,100 and $260,620, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 and in December 2023, the June 15, 2023 note was extended further to March 31, 2024 and then to September 30, 2024, the note was further extended to December 31, 2025. The June 15, 2023 amounts borrowed were repaid in September 2023.

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

As of March 31, 2025 and March 31, 2024, the principal balance outstanding was $243,000 and $143,000, respectively. The notes were included in notes payable – related party on the accompanying consolidated balance sheet of which $60,197 and $19,453 of interest was accrued and included in accrued expenses as of March 31, 2025 and March 31, 2024, respectively.

Management

As of March 31, 2025 and 2024, $433,497, respectively, was included in accounts payable – related parties on the accompanying consolidated balance sheet.

Note 4 – Equity

As of March 31, 2025 and March 31, 2024, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951 and 40,066,951, respectively.

Shares Issued for Cash

During the year ended March 31, 2025 and 2024, the Company did not issue any shares for cash.

Shares Issued for Services

The Company did not issue any shares for services during the year ended March 31, 2025.

During the year ended March 31, 2023, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of March 31, 2025 and 2024, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

During the year ended March 31, 2023, the Company granted 307,102 shares of the Company’s common stock in exchange for a one year software subscription, which totaled $32,000. The fair value of the common stock issued was $0.10, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined was amortized ratably over the one-year subscription period to general and administrative expenses. As of March 31, 2025 and 2024, 107,102 shares of the 307,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Deferred Tax Assets and Income Tax Provision

At March 31, 2025, no tax benefit has been recorded with respect to the net operating loss in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets would be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of Net Operating Loss (“NOL”) carry-forwards. The Company estimated the expected income tax benefit from NOL carry-forwards of $1,868,000 and $1,706,000 as of March 31, 2025 and 2024, respectively, of which the Company provided a full valuation allowance of $1,868,000 and $1,706,000, respectively, and thus had a deferred tax asset, net of valuation allowance of $nil as of March 31, 2025 and 2024, respectively. The Company’s blended federal statutory income tax rate was 21% of which a NOL carry-forwards blended rate of 21% offset this rate and thus the effective income tax rate was % nil for all periods presented.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods include from Inception (April 15, 2021) to the current tax year.

Note 6 – Subsequent Events

Subsequent to March 31, 2025, Gray’s Peak extended the due date of the Note (see Note 3) by six months. As such, the new maturity date is December 31, 2025.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2025 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2025.

Management’s Annual Report On Internal Control Over Financial Reporting

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Rehan Huda, our Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Huda concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Rehan Huda in connection with the review of our financial statements as of March 31, 2025.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 31, 2025 are as follows:

Name	Age	Position with the Company

Riazul (Rehan) Huda	56	Chief Executive Officer, Chief Financial Officer, and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

No executives or directors received any compensation in the prior two years.

STOCK OPTION GRANTS

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2025.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2025 and 2024:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Riazul (Rehan) Huda (1)	March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________

(1)	Appointed a director of the Company on July 2, 2020.

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

The percentages below are calculated based on 40,066,951 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Green Sky Labs (3)	8,379,681	(3)	20.9%

Officers and Directors:
Riazul (Rehan) Huda	8,379,681		20.9%
All current officer and directors as a group (2 persons)	8,379,681		20.9% %

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

(2)	These percentages have been calculated based on 40,066,951 shares of common stock outstanding as of July 15, 2025.
(3)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended March 31, 2025 and 2024, the total fees charged to the company for audit services, including quarterly reviews were $45,300 and $41,752, total fees charged for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.1.3	Certificate of Change (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
10.1#	First Amendment to the Consulting Agreement, dated September 9, 2022, by and between Agentix Corp. and Salman Hoda Pharma Consulting, Inc.
21.1	List of Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

#Indicates management contract of compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.
(Name of Registrant)

Date: July 15, 2025	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rehan Huda as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Agentix Corp. for the fiscal year ended March 31, 2025, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: July 15, 2025	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

