Form 10-Q
period 2025-06-30
Agentix Corp.
filed 2025-08-22
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 22, 2025, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$4,412	$4,477
Prepaid expense and other current assets	-	95,797
Total current assets	4,412	100,274

Total assets	$4,412	$100,274

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$700,149	$968,888
Accounts payable - related parties	2,148,663	1,932,438
Note payable - related party	343,000	243,000
Accrued expenses	84,366	60,197
Total current liabilities	3,276,178	3,204,523

Long Term Liabilities	-	-
Total liabilities	3,276,178	3,204,523

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	40,067	40,067
Common stock to be issued (357,102 at June 30, 2025 and March 31, 2025, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	53,688	35,381
Accumulated deficit	(6,707,352)	(6,521,528)
Total stockholders' deficit	(3,271,766)	(3,104,249)
Total liabilities and stockholders' deficit	$4,412	$100,274

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2025	June 30, 2024

Operating Expenses
Professional fees	$82,625	$77,000
Research and development	100,000	55,501
General and administrative expenses	17,717	18,804

Total operating expenses	200,342	151,305

Loss from operations	(200,342)	(151,305)

Other (income) expense
Foreign exchange gain	(15,140)	(8,223)
Interest expense, net	21,226	7,635
Other income	(20,604)	-

Other loss (income), net	(14,518)	(588)

(Loss) income before Income tax provision	(185,824)	(150,717)

Income tax provision	-	-

Net (loss) income	(185,824)	(150,717)

Other comprehensive income
Change in foreign currency translation, net of tax	18,307	(15,063)

Total other comprehensive loss	$(167,517)	$(165,780)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2025 and 2024

	Common stock par value $0.001		Common	Additional	Other
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation loss	-	-	-	-	(15,063)	-	(15,063)
Net Loss	-	-	-	-	-	(150,717)	(150,717)

Balance, June 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(2,703)	$(6,105,197)	$(2,726,002)

Balance, March 31, 2025	40,066,951	$40,067	$53,535	$3,228,296	$35,381	$(6,521,528)	$(3,104,249)

Foreign exchange translation gain	-	-	-	-	18,307	-	18,307
Net Loss	-	-	-	-	-	(185,824)	(185,824)

Balance, June 30, 2025	40,066,951	$40,067	$53,535	$3,288,296	$53,688	$(6,707,352)	$(3,271,766)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities
Net loss	$(185,824)	$(150,717)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepayments and other current assets	95,797	(58,036)
Accrued expenses, accounts payable and accounts payable-related party	(28,344)	206,353
Net Cash Provided by (Used in) Operating Activities	(118,371)	(2,400)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	100,000	20,000
Net Cash Provided by Financing Activities	100,000	20,000

Effects of Foreign Exchange Rate Changes on Cash	18,306	(15,063)
Net Change in Cash	(65)	2,537

Cash - beginning of reporting period	4,477	6,535

Cash - end of reporting period	$4,412	$9,072

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on June 30, 2025, a net loss, negative cash flows from operating activities and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of June 30, 2025 was $4,412.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended June 30, 2025 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Prepayment

Prepayments of $0 and $95,797 as of June 30, 2025 and March 31, 2025, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor.

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

There were no dilutive common shares for the three months ended June 30, 2025.

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

No stock options or warrants were issued or outstanding as of June 30, 2025 and March 31, 2025.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, that are of significance or potential significance to the Company.

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

Note 3 – Related Parties

SBS Management LLC

During the three months June 30, 2025 and 2024, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses totaled $96,103 and $86,474 for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and March 31, 2025, $1,261,594 and $1,165,491 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the three months ended June 30, 2025 and 2024, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of June 30, 2025 and March 31, 2025, the amounts due Gray’s Peak for these advances were $516,262 and $396,100, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. The January 15, 2023 amounts borrowed were repaid in September 2023. The June 15, 2023 Note has been extended to December 31, 2025.

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

As of June 30, 2025 and March 31, 2025, the principal balance outstanding was $343,000 and $243,000, respectively. The notes were included in notes payable – related party on the accompanying condensed balance sheet of which $83,359 and $62,133 of interest was accrued and included in accrued expenses as of June 30, 2025 and March 31, 2025, respectively.

Management

As of June 30, 2025 and March 31, 2025, $433,497, respectively, was included in accounts payable – related parties on the accompanying consolidated balance sheet.

Note 4 – Equity

As of June 30, 2025 and March 31, 2025, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

The Company did not issue any shares for services during the three months ended June 30, 2025.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of June 30, 2025 and March 31, 2025, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of June 30, 2025 and March 31, 2025, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2025 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Agentix Corp., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2025 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-55383; the “Form 10-K”), as filed with the Securities and Exchange Commission. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended March 31, 2025 and notes thereto contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 as compared to Three Months Ended June 30, 2024:

We recorded no revenues during the three months ended June 30, 2025 and 2023.

For the three months ended June 30, 2025, professional fees were $82,625 as compared to $77,000 for the three months ended June 30, 2024, an increase of $44,499. The Increase in professional fees mainly to an increase in accounting and consulting fees.

For the three months ended June 30, 2025, we incurred total research and development expenses of $100,000, compared to 55,501 for the same period in 2024, reflecting a net increase in expenses of $44,499. The increase was mainly related to increase in R&D consulting costs.

For the three months ended June 30, 2025, general and administrative expenses were $17,717 as compared to $18,804 for the three months ended June 30, 2024, a decrease of $1,087. The decrease was primarily related to lower software expenses.

For the three months ended June 30, 2025, foreign exchange loss was $15,140 compared to $8,223 for the three months ended June 30, 2024, which was due primarily to the fluctuations in currency exchange rates.

For the three months ended June 30, 2025, interest expense, net was $21,226 as compared to $7,635 for the three months ended June 30, 2024. The increase in interest expense related to our loan activity during the three months ended June 30, 2025 as compared to the same period in 2024.

For the three months ended June 30, 2025, other income was $20,604, consisting primarily of a gain recognized on the settlement of accounts payable.

4

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the three months ended June 30, 2025, we had an accumulated deficit, we had a net loss along with negative cash generated from our operations and we have a negative working capital. In addition, we owe our vendors and related parties $3,276,178 as of June 30, 2025. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2025 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2025.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

6

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

7

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

AGENTIX CORP.

Date: August 22, 2025	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director (principal executive officer, principal accounting officer and principal financial officer)

9