Form 10-Q
period 2025-09-30
Agentix Corp.
filed 2025-11-20
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$5,601	$4,477
Prepaid expense and other current assets	-	95,797
Total current assets	5,601	100,274

Total assets	$5,601	$100,274

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$711,639	$968,888
Accounts payable - related parties	2,258,947	1,932,438
Note payable - related party	343,350	243,000
Accrued expenses	109,703	60,197
Total current liabilities	3,423,639	3,204,523

Long Term Liabilities	-	-
Total liabilities	3,423,639	3,204,523

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	40,067	40,067
Common stock to be issued (357,102 at September 30, 2025 and March 31, 2025, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	51,523	35,381
Accumulated deficit	(6,851,459)	(6,521,528)
Total stockholders' deficit	(3,418,038)	(3,104,249)
Total liabilities and stockholders' deficit	$5,601	$100,274

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Operating Expenses
Professional fees	$81,233	$64,310	$163,858	$141,310
Research and development	25,079	11,850	125,079	67,351
General and administrative expenses	16,785	16,850	34,502	35,654

Total operating expenses	123,097	93,010	323,439	244,315

Loss from operations	(123,097)	(93,010)	(323,439)	(244,315)

Other (income) expense
Foreign exchange gain	(3,149)	(12,185)	(18,289)	(20,408)
Interest expense, net	24,159	9,844	45,385	17,479
Other income	-	-	(20,604)	-

Other loss (income), net	21,010	(2,341)	6,492	(2,929)

(Loss) income before Income tax provision	(144,107)	(90,669)	(329,931)	(241,386)

Income tax provision	-	-	-	-

Net (loss) income	(144,107)	(90,669)	(329,931)	(241,386)

Other comprehensive income
Change in foreign currency translation, net of tax	(2,165)	(20,105)	16,142	(35,168)

Total other comprehensive loss	$(146,272)	$(110,774)	$(313,789)	$(276,554)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended September 30, 2025 and 2024

	Common stock par value $0.001		Common	Additional	Other
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation loss	-	-	-	-	(15,063)	-	(15,063)
Net Loss	-	-	-	-	-	(150,717)	(150,717)

Balance, June 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(2,703)	$(6,105,197)	$(2,726,002)

Foreign exchange translation loss	-	-	-	-	(20,105)	-	(20,105)
Net Loss	-	-	-	-	-	(90,669)	(90,669)

Balance, September 30, 2024	40,066,951	$40,067	$53,535	$3,288,296	$(22,808)	$(6,195,866)	$(2,836,776)

Balance, March 31, 2025	40,066,951	$40,067	$53,535	$3,228,296	$35,381	$(6,521,528)	$(3,104,249)

Foreign exchange translation gain	-	-	-	-	18,307	-	18,307
Net Loss	-	-	-	-	-	(185,824)	(185,824)

Balance, June 30, 2025	40,066,951	$40,067	$53,535	$3,288,296	$53,688	$(6,707,352)	$(3,271,766)
Foreign exchange translation loss	-	-	-	-	(2,165)	-	(2,165)
Net Loss	-	-	-	-	-	(144,107)	(144,107)

Balance, September 30, 2025	40,066,951	$40,067	$53,535	$3,288,296	$51,523	$(6,851,459)	$(3,418,038)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities
Net loss	$(329,931)	$(241,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	(20,604)	-
Changes in operating assets and liabilities:
Prepayments and other current assets	95,797	(63,777)
Accrued expenses, accounts payable and accounts payable-related party	139,371	310,142
Net Cash Provided by (Used in) Operating Activities	(115,367)	4,979

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	100,350	30,000
Net Cash Provided by Financing Activities	100,350	30,000

Effects of Foreign Exchange Rate Changes on Cash	16,141	(35,169)
Net Change in Cash	1,124	(190)

Cash - beginning of reporting period	4,477	6,535

Cash - end of reporting period	$5,601	$6,345

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit on September 30, 2025, a net loss, negative cash flows from operating activities and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of September 30, 2025 was $5,601.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended March 31, 2025 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Prepayment

Prepayments of $0 and $95,797 as of September 30, 2025 and March 31, 2025, respectively, related to obligations for clinical research for which the Company is obligated to pay, but hasn’t recorded the expense as the related services were not completed by the vendor.

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

There were no dilutive common shares for the three and six months ended September 30, 2025.

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

No stock options or warrants were issued or outstanding as of September 30, 2025 and March 31, 2025.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, that are of significance or potential significance to the Company.

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

Note 3 – Related Parties

SBS Management LLC

During the six months September 30, 2025 and 2024, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses totaled $206,387 and $171,404 for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and March 31, 2025, $1,371,878 and $1,165,491 were included in Accounts payable – related parties on the accompanying balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the six months ended September 30, 2025 and 2024, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of September 30, 2025 and March 31, 2025, the amounts due Gray’s Peak for these advances were $516,223 and $396,100, respectively, and was included in accounts payable – related parties on the accompanying balance sheet.

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

As of September 30, 2025 and March 31, 2025, the principal balance outstanding was $343,350 and $243,000, respectively. The notes were included in notes payable – related party on the accompanying consolidated balance sheet of which $107,518 and $62,133 of interest was accrued and included in accrued expenses as of September 30, 2025 and March 31, 2025, respectively.

Management

As of September 30, 2025 and March 31, 2025, $433,497, respectively, was included in accounts payable – related parties on the accompanying consolidated balance sheet.

Note 4 – Equity

As of September 30, 2025 and March 31, 2025, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951.

The Company did not issue any shares for services during the six months ended September 30, 2025.

Shares to be Issued

The Company had previously granted 250,000 shares of its common stock for services previously provided. As of September 30, 2025 and March 31, 2025, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

The Company had previously issued shares of its common stock in exchange for a one-year software subscription. As of September 30, 2025 and March 31, 2025, 107,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2025 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 as compared to Three Months Ended September 30, 2024:

We recorded no revenues during the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, professional fees were $81,233 as compared to $64,310 for the three months ended September 30, 2024, an increase of $16,923. The increase in professional fees was mainly due to higher accounting and consulting fees.

For the three months ended September 30, 2025, research and development expenses were $25,079, compared to $11,850 for the same period in 2024, reflecting an increase of $13,229. The increase was mainly related to higher R&D consulting costs.

For the three months ended September 30, 2025, general and administrative expenses were $16,785 as compared to $16,850 for the three months ended September 30, 2024, a slight decrease of $65. The decrease was primarily related to lower software and other administrative costs.

For the three months ended September 30, 2025, foreign exchange gain was $3,149 compared to a gain of $12,185 for the three months ended September 30, 2024, a $9,036 less favorable variance due primarily to fluctuations in currency exchange rates.

For the three months ended September 30, 2025, interest expense, net was $24,159 as compared to $9,844 for the three months ended September 30, 2024. The increase of $14,315 related to higher average borrowings and related financing costs during the period.

For the three months ended September 30, 2025, other income was $0 (no comparable amount in the prior-year quarter).

As a result, net loss for the three months ended September 30, 2025 was $144,107, as compared to a net loss of $90,669 for the three months ended September 30, 2024. Other comprehensive loss for the three months ended September 30, 2025 included an unfavorable foreign currency translation adjustment of $2,165 (compared to an unfavorable $20,105 in the prior-year period), resulting in total comprehensive loss of $146,272 versus $110,774 in the prior-year period.

Six Months Ended September 30, 2025 as compared to Six Months Ended September 30, 2024:

We recorded no revenues during the six months ended September 30, 2025 and 2024.

For the six months ended September 30, 2025, professional fees were $163,858 as compared to $141,310 for the six months ended September 30, 2024, an increase of $22,548. The increase in professional fees was mainly due to higher accounting, legal and consulting support.

For the six months ended September 30, 2025, research and development expenses were $125,079 as compared to $67,351 for the same period in 2024, an increase of $57,728, primarily related to increased R&D consulting and project activity.

For the six months ended September 30, 2025, general and administrative expenses were $34,502 as compared to $35,654 for the six months ended September 30, 2024, a decrease of $1,152, reflecting cost controls and lower software and overhead expenses.

For the six months ended September 30, 2025, foreign exchange gain was $18,289 compared to a gain of $20,408 for the six months ended September 30, 2024, a $2,119 less favorable variance due primarily to currency fluctuations.

For the six months ended September 30, 2025, interest expense, net was $45,385 as compared to $17,479 for the six months ended September 30, 2024, an increase of $27,906, related to higher average debt balances and related financing costs.

For the six months ended September 30, 2025, other income was $20,604, consisting primarily of a gain recognized on the settlement of accounts payable (no comparable amount in the prior-year period).

As a result, net loss for the six months ended September 30, 2025 was $329,931, as compared to a net loss of $241,386 for the six months ended September 30, 2024. Other comprehensive loss for the six months ended September 30, 2025 included a favorable foreign currency translation adjustment of $16,142 (compared to an unfavorable $35,168 in the prior-year period), resulting in total comprehensive loss of $313,789 versus $276,554 in the prior-year period.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the six months ended September 30, 2025, we had an accumulated deficit, we had a net loss along with negative cash generated from our operations and we have a negative working capital. In addition, we owe our vendors and related parties $3,423,639 as of September 30, 2025. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the unaudited consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to September 30, 2025 through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Rehan Huda, a director, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.1.3	Certificate of Change (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2.1 to the Registrant Annual Report on Form 10-Km SEC File No. 000-55383 filed August 30,2024)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.

Date: November 19, 2025	By:	/s/ Rehan Huda
Name: Rehan Huda
Title: Director
(principal executive officer, principal accounting officer and principal financial officer)

