Form 10-K
period 2026-03-31
Agentix Corp.
filed 2026-07-01
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,329,656.

As of June 30, 2026, there were 40,066,951 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Research and Development Activities and Costs

We incurred $125,079 and $180,987, respectively, in research and development costs for the fiscal years ended March 31, 2026 and 2025.

Employees

As of March 31, 2026, and as of the date of this filing, we had no full-time or part-time employees. Our business is operated by Rehan Huda, one of our two directors.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters Market Information.

Market Information and Holders

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “AGTX”. As of June 30, 2026 the Company had 40,066,951 shares of common stock issued and outstanding, and we had approximately 274 holders of our common stock.

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

Purchases Of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2026.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2026 as compared to Year Ended March 31, 2025:

We recorded no revenues during the year ended March 31, 2026 and 2025.

For the year ended March 31, 2026, professional fees were $252,036 as compared to $262,366 for the year ended March 31, 2025, a decrease of $10,330.

For the year ended March 31, 2026, we incurred total research and development expenses of $125,079 as compared to $180,987 for our year ended March 31, 2025, a decrease of $55,908. The decrease was mainly related to an increase in R&D consulting, offset by a decrease in supplies and materials and patent maintenance.

For the year ended March 31, 2026, general and administrative expenses were $68,072 as compared to $69,898 for our year ended March 31, 2025, a decrease of $1,826.

For the year ended March 31, 2026, foreign exchange gain was $24,584 as compared to foreign exchange loss of $11,128 for the year ended March 31, 2025.

For the year ended March 31, 2026 and 2025, interest expense, net was $80,106 and $42,669, respectively. The net increase in interest expense related to our increase in loan balances during the year ended March 31, 2026 as compared to our year ended March 31, 2025.

For the year ended March 31, 2026, cash used from our operating activities was $108,529 of cash as compared to a use of cash of $125,078 during the year ended March 31, 2025.

For the year ended March 31, 2026, cash from financing was $110,450 versus $100,000 for our year ended March 31, 2025. Cash from financings during the year ended March 31, 2026 and 2025, respectively, consisted of $110,450 and $100,000 from loan proceeds received.

We did not incur or obtain cash from investing activities during our year ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements for the year ended March 31, 2026, we had an accumulated deficit of $7,007,164, we did not incur any revenue and we had a net loss along with negative cash generated from our operations. In addition, we owe our vendors and related parties $3,596,282 as of March 31, 2026. Although, on January 15, 2023 and June 15, 2023, we entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC (see Note 3 to the consolidated financial statements), the debt maturity of these Notes is short term. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2026 through the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements.

Agentix Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agentix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agentix Corp. (“the Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2018. Spokane, Washington
June 30, 2026

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2026	March 31, 2025

Assets
Current Assets
Cash	$771	$4,477
Prepaid expense and other current assets	-	95,797
Total current assets	771	100,274

Total assets	$771	$100,274

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$715,870	$968,888
Accounts payable - related parties	2,383,073	1,932,438
Note payable - related party	353,450	243,000
Accrued expenses	143,889	60,197
Total current liabilities	3,596,282	3,204,523

Long Term Liabilities	-	-
Total liabilities	3,596,282	3,204,523

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	40,067	40,067
Common stock to be issued (357,102 at March 31, 2026 and March 31, 2025, respectively)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	29,755	35,381
Accumulated deficit	(7,007,164)	(6,521,528)
Total stockholders' deficit	(3,595,511)	(3,104,249)
Total liabilities and stockholders' deficit	$771	$100,274

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2026	March 31, 2025

Operating Expenses
Professional fees	$252,036	$262,366
Research and development	125,079	180,987
General and administrative expenses	68,072	69,898

Total operating expenses	445,187	513,251

Loss from operations	(445,187)	(513,251)

Other (income) expense
Foreign exchange gain (loss)	(24,584)	11,128
Interest expense, net	80,106	42,669
Interest income	-	-
Other income	(15,073)	-

Other loss (income), net	40,449	53,797

Loss before income tax provision	(485,636)	(567,048)

Income tax provision	-	-

Net loss	$(485,636)	$(567,048)

Other comprehensive income
Change in foreign currency translation, net of tax	9,037	(23,020)

Total comprehensive loss	$(476,599)	$(602,216)

Loss per share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended March 31, 2026 and 2025

	Common stock par
	value $0.001		Common	Additional	Other		Total
	Number of		Stock to be	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit

Balance, March 31, 2024	40,066,951	$40,067	$53,535	$3,288,296	$12,360	$(5,954,480)	$(2,560,222)

Foreign exchange translation income					23,021		23,021

Net Loss						(567,048)	(567,048)

Balance, March 31, 2025	40,066,951	$40,067	$53,535	$3,288,296	$35,381	$(6,521,528)	$(3,104,249)

Foreign exchange translation loss					(9,037)		(9,037)
Net Loss						(485,636)	(485,636)

Balance, March 31, 2026	40,066,951	$40,067	$53,535	$3,288,296	$29,755	$(7,007,164)	$(3,595,511)

See accompanying notes to the consolidated financial statements.

Agentix Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities
Net loss	$(485,636)	$(567,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of payables	(20,604)	-
Changes in operating assets and liabilities:
Prepayments and other current assets	95,798	4,041
Accrued expenses, accounts payable and accounts payable-related party	301,913	437,929
Net Cash Provided by (Used in) Operating Activities	(108,529)	(125,078)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	110,450	100,000
Net Cash Provided by Financing Activities	110,450	100,000

Effects of Foreign Exchange Rate Changes on Cash	(5,627)	23,020
Net Change in Cash	(3,706)	(2,058)

Cash - beginning of reporting period	4,477	6,535

Cash - end of reporting period	$771	$4,477

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit on March 31, 2026, negative cash from operations for the years ended March 31, 2026 and 2025, and a net loss for the years ended March 31, 2026 and 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Cash on hand as of March 31, 2026 was $771.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GSL Healthcare, Inc., AB Merger LLC, Agentix Australia Pty Ltd, and Applied Biopharma, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation.

Except for Agentix Australia Pty Ltd, the Company’s subsidiaries had no material operations or activity during the periods presented. Agentix Australia Pty Ltd is included in continuing operations.

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

Prepayments

Prepayments consisted of the following:

•

$0 and $95,797 as of March 31, 2026 and 2025, respectively, related to obligations for clinical research for which the Company is obligated to pay, but has not recorded the expense as the related services were not completed by the vendor as of March 31, 2026 and 2025.

•	There was no prepaid software as of March 31, 2026 and 2025.

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

Commitment and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Loss Contingencies. Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities based on available information, and such assessment inherently involves the exercise of judgment.

In assessing loss contingencies related to pending legal proceedings or unasserted claims that may result in legal proceedings, the Company evaluates the perceived merits of the matter, the likelihood of an unfavorable outcome, and the amount of relief sought or expected to be sought. If the assessment indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, the Company accrues the estimated liability in the financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but the amount cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss, if such estimate can be made and is material. Loss contingencies considered remote are generally not disclosed unless they involve guarantees.

The Company has received correspondence from a vendor alleging that approximately $44,991 remains outstanding in connection with prior services allegedly provided to Agentix Australia Pty Ltd. The vendor has indicated that it has commenced debt recovery action and may pursue formal legal proceedings if the amount is not resolved. Management disputes certain aspects of the vendor’s claim, including whether the amounts are valid and payable; however, the Company has accrued the asserted amount in the accompanying consolidated financial statements.

As of March 31, 2026, other than the matter described above, the Company is not aware of any material pending or threatened claims, commitments, or contingencies that would require additional accrual or disclosure in the consolidated financial statements.

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

There were no dilutive common shares for the year ended March 31, 2026 and 2025.

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

No stock options or warrants were issued or outstanding as of March 31, 2026 and 2025.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU has been applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, and interim periods thereafter.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosure requirements primarily by requiring greater disaggregation of information in the income tax rate reconciliation and additional disclosures regarding income taxes paid by jurisdiction. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments are required to be applied prospectively, with retrospective application permitted.

The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statement disclosures. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but is expected to result in expanded income tax disclosures.

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

Note 3 - Related Parties

SBS Management LLC

During the years ended March 31, 2026 and 2025, SBS Management LLC, a company controlled by Mr. Scott Stevens who is a shareholder of the Company, received management consulting fees and made advancement of funds to the Company to pay certain expenses. These expenses consisted of $150,000 and $150,000, respectively, of management fees; $6,000 and $6,000, respectively, for IT expenses; $60,000 and $60,000, respectively, for reimbursement of rent; and advances to the Company to cover certain operating expenses. As of March 31, 2026 and 2025, $1,484,978 and $1,165,491 were included in Accounts payable – related parties on the accompanying consolidated balance sheet. These advances are unsecured, non-interest bearing, and with no formal terms of repayment.

Gray’s Peak Capital

During the years ended March 31, 2026 and 2025, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2026 and 2025, the amounts due Gray’s Peak for these advances were $527,248 and $396,100, respectively, and were included in accounts payable – related parties on the accompanying consolidated balance sheet.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Note (“Notes”) in the principal amount up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of the Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Note matures and becomes due and payable in full on the 4th and 6th month anniversary of the loan (May 15, 2023 and December 15, 2023). The Company has the option of prepaying any part of the Note in whole or in part without any premium or penalty. In 2023, Gray’s Peak extended the due date of the January 15, 2023 Note to August 31, 2023 and in December 2023, the June 15, 2023 note was extended further to March 31, 2024 and then to September 30, 2024, and the note was further extended to September 30, 2026. The June 15, 2023 amounts borrowed were repaid in September 2023.

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

As of March 31, 2026 and March 31, 2025, the principal balance outstanding was $353,450 and $243,000, respectively. The notes were included in notes payable – related party on the accompanying consolidated balance sheet of which $143,889 and $60,197 of interest was accrued and included in accrued expenses as of March 31, 2026 and March 31, 2025, respectively.

Management

As of March 31, 2026 and 2025, $433,497 and $433,497, respectively, was included in accounts payable – related parties on the accompanying consolidated balance sheet.

Note 4 - Equity

As of March 31, 2026 and March 31, 2025, the Company has authorized 50,000,000 shares of common stock at a par value of $0.001 per share and had issued and outstanding shares of common stock of 40,066,951 and 40,066,951, respectively.

Shares Issued for Cash

During the years ended March 31, 2026 and 2025, the Company did not issue any shares for cash.

Shares Issued for Services

The Company did not issue any shares for services during the years ended March 31, 2026 and 2025.

During the year ended March 31, 2023, the Company granted 250,000 shares of its common stock to SBS Management LLC in exchange for services previously provided. The shares were valued at a price of $0.17 per share or $42,375, which was the then fair market value as per the market closing price as of the date of the Company’s grant of these shares. As of March 31, 2026 and 2025, these shares had not been issued and were included in common stock to be issued in the consolidated balance sheet.

During the year ended March 31, 2023, the Company granted 307,102 shares of the Company’s common stock in exchange for a one year software subscription, which totaled $32,000. The fair value of the common stock issued was $0.10, which was determined based on the historical market price of the Company’s common stock as of the date of issuance. The fair value determined was amortized ratably over the one-year subscription period to general and administrative expenses. As of March 31, 2026 and 2025, 107,102 shares of the 307,102 shares granted had not been issued and were included in common stock to be issued in the consolidated balance sheet.

Note 5 - Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At March 31, 2026 and 2025, the Company had net operating loss carryforwards that generated deferred tax assets of approximately $1,470,000 and $1,868,000, respectively. The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Due to the Company's history of operating losses and uncertainty regarding future taxable income, management determined that it is not more likely than not that the deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and 2025.

The components of the Company's deferred tax assets were as follows:

	March 31, 2026	March 31, 2025
Net operating loss carryforwards	$1,470,000	$1,868,000
Gross deferred tax assets	1,470,000	1,868,000
Less: valuation allowance	(1,470,000)	(1,868,000)
Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company's deferred tax assets relate primarily to federal net operating loss carryforwards. Based on the deferred tax asset balance and a 21% federal statutory tax rate, the Company's estimated federal net operating loss carryforwards were approximately $7,000,000 and $8,895,000 as of March 31, 2026 and 2025, respectively.

	March 31, 2026	March 31, 2025
Estimated federal net operating loss carryforwards	$7,000,000	$8,895,000
Federal statutory tax rate	21.0%	21.0%
Deferred tax asset related to net operating loss carryforwards	$1,470,000	$1,868,000
Less: valuation allowance	(1,470,000)	(1,868,000)
Net deferred tax asset related to net operating loss carryforwards	$-	$-

The Company's federal net operating loss carryforwards were generated after December 31, 2017 and, accordingly, may be carried forward indefinitely, subject to applicable limitations. Utilization of the Company's net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code in the event of an ownership change. The Company has not completed a formal Section 382 analysis. If an ownership change has occurred, the amount of net operating loss carryforwards available to offset future taxable income could be limited.

The Company files income tax returns in the U.S. federal jurisdiction and may file in various state and foreign jurisdictions, as applicable. The Company's income tax filings are subject to examination by taxing authorities for open tax years from inception, April 15, 2021, through the current tax year. As of March 31, 2026 and 2025, the Company did not record any liability for uncertain tax positions, penalties, or interest.

Note 6 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has determined that there were no subsequent events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements

Item 9. Changes In And Disagreements With Accountants On Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2026.

Management’s Annual Report On Internal Control Over Financial Reporting

As of March 31, 2026, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Rehan Huda in connection with the review of our financial statements as of March 31, 2026.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 31, 2026 are as follows:

Name	Age	Position with the Company

Riazul (Rehan) Huda	57	Chief Executive Officer, Chief Financial Officer, and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the years ended March 31, 2026 and March 31, 2025.

Name	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Riazul (Rehan) Huda	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTION GRANTS

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2026.

EMPLOYMENT AGREEMENTS

Salman Hoda Pharma Consulting Inc., an Ontario, Canada, corporation (the “Consultant”), and an entity controlled by Mr. Hoda on the one hand are parties to that certain Consulting Agreement (the “Consulting Agreement”), dated October 1, 2020, pursuant to which the Company pays Consultant a monthly fee of $12,500, and Consultant is obligated to manage our consumer healthcare products in partnership with Bionova Lab and our pharmaceutical programs, as well as certain investor relations activities. The Consulting Agreement, terminates on December 31, 2022 (the “Termination Date”), and automatically renews for one-year periods on each anniversary of the Termination Date unless terminated by either the Company or Consultant not less than 90-days notice prior to a date that the Consulting Agreement terminates. Consultant is also eligible to participate in company incentive plans and reimbursement for expenses incurring in the performance of services for the Company.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2026 and 2025:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Riazul (Rehan) Huda (1)	March 31, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______

(1)	Appointed a director of the Company on July 2, 2020.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners:
Green Sky Labs (3)	8,379,681	(3)	20.9%

Officers and Directors:
Riazul (Rehan) Huda	8,379,681		20.9%
All current officer and directors as a group (2 persons)	8,379,681		20.9%%

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

(2)	These percentages have been calculated based on 40,066,951 shares of common stock outstanding as of June 30, 2026.
(3)	Riazul (Rehan) Huda, a member of our board of directors, has sole voting and dispositive power over the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended March 31, 2026 and 2025, the total fees charged to the company for audit services, including quarterly reviews were $65,755 and $45,300, total fees charged for audit related fees, tax services and other services were $0 and $0, respectively.

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

AGENTIX CORP.
(Name of Registrant)

Date: June 30, 2026	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

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

Date: June 30, 2026	By:	/s/ Riazul (Rehan) Huda
	Name:	Riazul (Rehan) Huda
	Title:	Director (principal executive officer, principal accounting officer and principal financial officer)

