Form 10-Q
period 2026-06-30
Agentix Corp.
filed 2026-08-10
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash	$38	$771
Prepaid expense and other current assets	-	-
Total current assets	38	771

Total assets	$38	$771

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$713,344	$715,870
Accounts payable - related parties	2,455,276	2,383,073
Note payable - related party	379,700	353,450
Accrued expenses	165,511	143,889
Total current liabilities	3,713,831	3,596,282

Long Term Liabilities	-	-
Total liabilities	3,713,831	3,596,282

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of June 30, 2026 and March 31, 2026	40,067	40,067
Common stock to be issued (357,102 shares at June 30, 2026 and March 31, 2026)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	29,147	29,755
Accumulated deficit	(7,124,838)	(7,007,164)
Total stockholders' deficit	(3,713,793)	(3,595,511)
Total liabilities and stockholders' deficit	$38	$771

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2026	June 30, 2025

Operating Expenses
Professional fees	$62,084	$82,625
Research and development	16,635	100,000
General and administrative expenses	16,785	17,717

Total operating expenses	95,504	200,342

Loss from operations	(95,504)	(200,342)

Other (income) expense
Foreign exchange gain (loss)	-	(15,140)
Interest expense, net	22,170	21,226
Other income	-	(20,604)

Other loss (income), net	22,170	(14,518)

Loss before income tax provision	(117,674)	(185,824)

Income tax provision	-	-

Net loss	$(117,674)	$(185,824)

Other comprehensive income
Change in foreign currency translation, net of tax	(608)	18,307

Total comprehensive loss	$(118,282)	$(167,517)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2026 and 2025

	Common stock par value $0.001		Common	Additional	Other
	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2025	40,066,951	$40,067	$53,535	$3,288,296	$35,381	$(6,521,528)	$(3,104,249)

Foreign exchange translation gain	-	-	-	-	18,307	-	18,307
Net Loss	-	-	-	-	-	(185,824)	(185,824)

Balance, June 30, 2025	40,066,951	$40,067	$53,535	$3,288,296	$53,688	$(6,707,352)	$(3,271,766)

Balance, March 31, 2026	40,066,951	$40,067	$53,535	$3,288,296	$29,755	$(7,007,164)	$(3,595,511)

Foreign exchange translation loss	-	-	-	-	(608)	-	(608)
Net Loss	-	-	-	-	-	(117,674)	(117,674)

Balance, June 30, 2026	40,066,951	$40,067	$53,535	$3,288,296	$29,147	$(7,124,838)	$(3,713,793)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30, 2026	June 30, 2025

Cash Flows from Operating Activities
Net loss	$(117,674)	$(185,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments and other current assets	1	95,797
Accrued expenses, accounts payable and accounts payable-related party	91,301	(28,344)
Net Cash Provided by (Used in) Operating Activities	(26,372)	(118,371)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	26,250	100,000
Net Cash Provided by Financing Activities	26,250	100,000

Effects of Foreign Exchange Rate Changes on Cash	(611)	18,306
Net Change in Cash	(733)	(65)

Cash - beginning of reporting period	771	4,477

Cash - end of reporting period	$38	$4,412

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $7,124,838 as of June 30, 2026, a net loss of $117,674 and net cash used in operating activities of $26,372 for the three months ended June 30, 2026, and negative working capital of $3,713,793 as of June 30, 2026. Cash on hand as of June 30, 2026 was $38. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Prepayment

Prepayments were $0 as of June 30, 2026 and March 31, 2026.

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

There were no dilutive common shares for the three months ended June 30, 2026 and 2025.

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

No stock options or warrants were issued or outstanding as of June 30, 2026 and March 31, 2026.

Recent Accounting Pronouncements

There have been no material changes in accounting pronouncements during the three months ended June 30, 2026 compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

As of June 30, 2026, other than the matter described above, the Company is not aware of any material pending or threatened claims, commitments, or contingencies that would require additional accrual or disclosure in the consolidated financial statements.

Segment Reporting

The Chief Operating Decision Maker (“CODM”) for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. This decision-making process reflects the way in which financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources. Accordingly, the Company has determined that it has a single reportable and operating segment.

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

Note 3 - Related Parties

SBS Management LLC

During the three months ended June 30, 2026 and 2025, SBS Management LLC, a company controlled by Mr. Scott Stevens, a shareholder of the Company, received management consulting fees and made advances to the Company to pay certain expenses. These expenses totaled $71,768 and $54,000, respectively. As of June 30, 2026 and March 31, 2026, $1,556,746 and $1,484,978, respectively, were included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances are unsecured, non-interest bearing, and have no formal terms of repayment.

Gray’s Peak Capital

During the three months ended June 30, 2026 and 2025, Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, and have no formal terms of repayment. As of June 30, 2026 and March 31, 2026, amounts due to Gray’s Peak were $527,986 and $527,248, respectively, and were included in accounts payable - related parties on the accompanying consolidated balance sheets.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Notes (the “Notes”) in principal amounts of up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of each Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Notes originally matured on the fourth and sixth month anniversaries of the respective loan dates. The Company may prepay any portion of a Note without premium or penalty. The January 15, 2023 borrowings were repaid in September 2023. The June 15, 2023 Note has been extended to September 30, 2026.

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

As of June 30, 2026 and March 31, 2026, the principal balance outstanding was $379,700 and $353,450, respectively. The Notes were included in note payable - related party on the accompanying consolidated balance sheets. Accrued interest of $164,408 and $143,889 was included in accrued expenses as of June 30, 2026 and March 31, 2026, respectively.

Management

As of June 30, 2026 and March 31, 2026, $433,497 and $433,497, respectively, was included in accounts payable - related parties on the accompanying consolidated balance sheets.

Note 4 - Equity

As of June 30, 2026 and March 31, 2026, the Company had authorized 50,000,000 shares of common stock with a par value of $0.001 per share and had 40,066,951 shares issued and outstanding at each date.

During the three months ended June 30, 2026, the Company did not issue any shares of common stock for services.

Shares to be Issued

The Company had previously granted 250,000 shares of common stock for services previously provided. As of June 30, 2026 and March 31, 2026, 250,000 and 250,000 of these shares, respectively, had not been issued and were included in common stock to be issued in the consolidated balance sheets.

The Company had previously granted 307,102 shares of common stock in exchange for a one-year software subscription. As of June 30, 2026 and March 31, 2026, 107,102 and 107,102 shares, respectively, had not been issued and were included in common stock to be issued in the consolidated balance sheets.

Note 5 - Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2026 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the unaudited consolidated financial statements of Agentix Corp., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q and (ii) the more detailed business information and audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute forward-looking statements.

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

Basis of Accounting

Our unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP and with the rules and regulations of the SEC applicable to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 as compared to Three Months Ended June 30, 2025:

We recorded no revenue during the three months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026, professional fees were $62,084 compared with $82,625 for the three months ended June 30, 2025, a decrease of $20,541. The decrease was primarily due to lower professional service costs during the current period.

For the three months ended June 30, 2026, research and development expenses were $16,635 compared with $100,000 for the same period in 2025, a decrease of $83,365. The decrease was mainly related to lower research and development activity during the current period.

For the three months ended June 30, 2026, general and administrative expenses were $16,785 compared with $17,717 for the three months ended June 30, 2025, a decrease of $932, reflecting slightly lower administrative costs.

The Company recorded no foreign exchange gain or loss for the three months ended June 30, 2026, compared with a foreign exchange gain of $15,140 for the three months ended June 30, 2025, a $15,140 unfavorable variance due primarily to fluctuations in currency exchange rates.

For the three months ended June 30, 2026, interest expense, net was $22,170 compared with $21,226 for the three months ended June 30, 2025, an increase of $944 related to higher debt balances and related accrued interest.

For the three months ended June 30, 2026, other income was $0 compared with $20,604 for the three months ended June 30, 2025. The prior-year amount related to a gain on settlement of payables.

As a result, net loss for the three months ended June 30, 2026 was $117,674 compared with a net loss of $185,824 for the three months ended June 30, 2025. Other comprehensive loss for the three months ended June 30, 2026 included an unfavorable foreign currency translation adjustment of $608, compared with a favorable adjustment of $18,307 for the prior-year period, resulting in total comprehensive loss of $118,282 and $167,517, respectively.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements for the three months ended June 30, 2026, we had an accumulated deficit of $7,124,838, a net loss of $117,674, net cash used in operating activities of $26,372, negative working capital of $3,713,793, cash of $38, and total current liabilities of $3,713,831 as of June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2026 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Riazul (Rehan) Huda, our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2026. Disclosure controls and procedures are designed to ensure that material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

AGENTIX CORP.

Date: August 7, 2026	By:	/s/ Riazul (Rehan) Huda
Name: Riazul (Rehan) Huda
Title: Director
(principal executive officer, principal accounting officer and principal financial officer)

