Form 10-Q
period 2026-09-30
Agentix Corp.
filed 2026-11-06
CIK 1603345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 40,066,951 shares of common stock, $0.001 par value per share, outstanding.

AGENTIX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Agentix Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash	$1,312	$771
Total current assets	1,312	771

Total assets	$1,312	$771

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$714,408	$715,870
Accounts payable - related parties	2,519,108	2,383,073
Note payable - related party	386,700	353,450
Accrued expenses	188,121	143,889
Total current liabilities	3,808,337	3,596,282

Long Term Liabilities	-	-
Total liabilities	3,808,337	3,596,282

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock par value $0.001: 50,000,000 shares authorized; 40,066,951 shares issued and outstanding as of September 30, 2026 and March 31, 2026	40,067	40,067
Common stock to be issued (357,102 shares at September 30, 2026 and March 31, 2026)	53,535	53,535
Additional paid-in capital	3,288,296	3,288,296
Accumulated other comprehensive income	26,940	29,755
Accumulated deficit	(7,215,863)	(7,007,164)
Total stockholders' deficit	(3,807,025)	(3,595,511)
Total liabilities and stockholders' deficit	$1,312	$771

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Amounts in U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Operating Expenses
Professional fees	$47,193	$81,233	$109,277	$163,858
Research and development	4,191	25,079	20,826	125,079
General and administrative expenses	16,785	16,785	33,570	34,502

Total operating expenses	68,169	123,097	163,673	323,439

Loss from operations	(68,169)	(123,097)	(163,673)	(323,439)

Other (income) expense
Foreign exchange gain	(302)	(3,149)	(302)	(18,289)
Interest expense, net	23,158	24,159	45,328	45,385
Other income	-	-	-	(20,604)

Other loss (income), net	22,856	21,010	45,026	6,492

Loss before income tax provision	(91,025)	(144,107)	(208,699)	(329,931)
Income tax provision	-	-	-	-

Net loss	(91,025)	(144,107)	(208,699)	(329,931)

Other comprehensive income
Change in foreign currency translation, net of tax	(2,207)	(2,165)	(2,815)	16,142
Total comprehensive loss	$(93,232)	$(146,272)	$(211,514)	$(313,789)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	40,066,951	40,066,951	40,066,951	40,066,951

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended September 30, 2026 and 2025

(Amounts in U.S. dollars, except share data)

	Common stock Number of shares	Common stock Amount	Common stock to be issued	Additional paid-in capital	Other comprehensive income (loss)	Accumulated deficit	Stockholders' deficit

Balance, March 31, 2025	40,066,951	$40,067	53,535	$3,288,296	$35,381	$(6,521,528)	$(3,104,249)
Foreign exchange translation gain	-	-	-	-	18,307	-	18,307
Net loss	-	-	-	-	-	(185,824)	(185,824)
Balance, June 30, 2025	40,066,951	40,067	53,535	3,288,296	53,688	(6,707,352)	(3,271,766)
Foreign exchange translation loss	-	-	-	-	(2,165)	-	(2,165)
Net loss	-	-	-	-	-	(144,107)	(144,107)
Balance, September 30, 2025	40,066,951	40,067	53,535	3,288,296	51,523	(6,851,459)	(3,418,038)

Balance, March 31, 2026	40,066,951	40,067	53,535	3,288,296	29,755	(7,007,164)	(3,595,511)
Foreign exchange translation loss	-	-	-	-	(608)	-	(608)
Net loss	-	-	-	-	-	(117,674)	(117,674)
Balance, June 30, 2026	40,066,951	40,067	53,535	3,288,296	29,147	(7,124,838)	(3,713,793)
Foreign exchange translation loss	-	-	-	-	(2,207)	-	(2,207)
Net loss	-	-	-	-	-	(91,025)	(91,025)
Balance, September 30, 2026	40,066,951	$40,067	53,535	$3,288,296	$26,940	$(7,215,863)	$(3,807,025)

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025

Cash Flows from Operating Activities
Net loss	$(208,699)	$(329,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of payables	-	(20,604)
Changes in operating assets and liabilities:
Prepayments and other current assets	-	95,797
Accrued expenses, accounts payable and accounts payable-related party	178,805	139,371

Net Cash Used in Operating Activities	(29,894)	(115,367)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of debt	33,250	100,350

Net Cash Provided by Financing Activities	33,250	100,350

Effects of Foreign Exchange Rate Changes on Cash	(2,815)	16,141

Net Change in Cash	541	1,124

Cash - beginning of reporting period	771	4,477

Cash - end of reporting period	$1,312	$5,601

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Agentix Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As reflected in the unaudited consolidated financial statements, the Company had an accumulated deficit of $7,215,863 as of September 30, 2026, a net loss of $208,699 and net cash used in operating activities of $29,894 for the six months ended September 30, 2026, and negative working capital of $3,807,025 as of September 30, 2026. Cash on hand as of September 30, 2026 was $1,312.

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

Prepayment

Prepayments were $0 as of September 30, 2026 and March 31, 2026.

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

Pursuant to ASC Paragraphs 260-10-45-21 through 260-10-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

Basic and diluted loss per share was $0.00 for the three months ended September 30, 2026 and 2025 and $0.01 for the six months ended September 30, 2026 and 2025. Weighted-average common shares outstanding were 40,066,951 in each period.

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

For non-employees, the Company follows ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the ASU No. 2018-07, most of the guidance on stock payments to nonemployees is aligned with the requirements for share-based payments granted to employees. As such, most of the guidance in ASC 718 associated with employee share-based payments, including most requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.

No stock options or warrants were issued or outstanding as of September 30, 2026 and March 31, 2026.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2026, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, that are of significance or potential significance to the Company.

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

The Company has received correspondence from a vendor alleging that approximately $44,991 remains outstanding in connection with prior services allegedly provided to Agentix Australia Pty Ltd. The vendor has indicated that it has commenced debt recovery action and may pursue formal legal proceedings if the amount is not resolved. Management disputes certain aspects of the vendor’s claim, including whether the amounts are valid and payable; the accrued amount as of September 30, 2026 was $44,991.

As of September 30, 2026, other than the matter described above, the Company is not aware of any material pending or threatened claims, commitments, or contingencies that would require additional accrual or disclosure in the consolidated financial statements.

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

Note 3 - Related Parties

SBS Management LLC

During the three and six months ended September 30, 2026 and 2025, SBS Management LLC, a company controlled by Mr. Scott Stevens, a shareholder of the Company, provided management consulting and other services and paid certain expenses on behalf of the Company. These expenses totaled $62,443 and $110,284 for the three months ended September 30, 2026 and 2025, respectively, and $134,211 and $206,387 for the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and March 31, 2026, $1,619,189 and $1,484,978, respectively, were included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances are unsecured, non-interest bearing, and have no formal terms of repayment.

Gray’s Peak Capital

Gray’s Peak Capital (“Gray’s Peak”), a company founded by a shareholder of the Company, has provided advances to cover operating expenses. These advances are unsecured, non-interest bearing, and have no formal terms of repayment. As of September 30, 2026 and March 31, 2026, amounts due to Gray’s Peak were $529,073 and $527,248, respectively, and were included in accounts payable - related parties on the accompanying consolidated balance sheets.

Gray’s Peak Capital – Note Payable

On January 15, 2023 and June 15, 2023, the Company entered into two separate Mezzanine Secured Notes (the “Notes”) in principal amounts of up to $200,000 and $500,000, respectively, with Gray’s Peak Private Credit LLC. For 30 days after the date of each Note, the Note bears interest at 7.5%. After the 30th day, the Note bears interest at 2% per month until paid in full. The Notes originally matured on the fourth and sixth month anniversaries of the respective loan dates. The Company may prepay any portion of a Note without premium or penalty. The January 15, 2023 borrowings were repaid in September 2023. The June 15, 2023 Note had been extended to December 31, 2026.

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

As of September 30, 2026 and March 31, 2026, the principal balance outstanding was $386,700 and $353,450, respectively. The Notes were included in note payable - related party on the accompanying consolidated balance sheets. Accrued interest of $187,567 and $142,238 was included in accrued expenses as of September 30, 2026 and March 31, 2026, respectively.

Management

As of September 30, 2026 and March 31, 2026, $370,846 and $325,847, respectively, was included in accounts payable - related parties on the accompanying consolidated balance sheets.

Note 4 - Equity

As of September 30, 2026 and March 31, 2026, the Company had authorized 50,000,000 shares of common stock with a par value of $0.001 per share and had 40,066,951 shares issued and outstanding at each date.

Shares to be Issued

The Company had previously granted 250,000 shares of common stock for services previously provided. As of September 30, 2026 and March 31, 2026, 250,000 of these shares had not been issued and were included in common stock to be issued in the consolidated balance sheets.

The Company had previously granted 307,102 shares of common stock in exchange for a one-year software subscription. As of September 30, 2026 and March 31, 2026, 107,102 shares had not been issued and were included in common stock to be issued in the consolidated balance sheets.

Note 5 - Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2026 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 as compared to Three Months Ended September 30, 2025:

The Company had no revenue for the three months ended September 30, 2026 or 2025.

For the three months ended September 30, 2026, professional fees were $47,193 compared with $81,233 for the three months ended September 30, 2025, a decrease of $34,040. Current-period fees consisted of $37,500 of consulting fees, $5,993 of audit and review fees, $2,450 of accounting fees, and $1,250 of stock transfer agent fees.

For the three months ended September 30, 2026, research and development expenses were $4,191 compared with $25,079 for the three months ended September 30, 2025, a decrease of $20,888. Current-period costs were for research and development supplies and materials.

For the three months ended September 30, 2026 and 2025, general and administrative expenses were $16,785 in each period. Current-period expenses consisted of $15,000 of rent, $1,500 of computer and internet costs, and $285 of bank service charges.

For the three months ended September 30, 2026, foreign exchange gain was $302 compared with $3,149 for the three months ended September 30, 2025, a decrease of $2,847.

For the three months ended September 30, 2026, interest expense, net was $23,158 compared with $24,159 for the three months ended September 30, 2025, a decrease of $1,001. Current-period interest relates to the Gray’s Peak note.

The Company had no other income for the three months ended September 30, 2026 or 2025.

Net loss for the three months ended September 30, 2026 was $91,025 compared with $144,107 for the three months ended September 30, 2025, a decrease of $53,082, principally reflecting lower professional fees and research and development expenses. Foreign currency translation losses were $2,207 and $2,165, respectively, and total comprehensive loss was $93,232 and $146,272, respectively.

Six Months Ended September 30, 2026 as compared to Six Months Ended September 30, 2025:

The Company had no revenue for the six months ended September 30, 2026 or 2025.

For the six months ended September 30, 2026, professional fees were $109,277 compared with $163,858 for the six months ended September 30, 2025, a decrease of $54,581. Current-period fees consisted of $75,000 of consulting fees, $23,761 of audit and review fees, $5,825 of accounting fees, and $4,691 of stock transfer agent fees.

For the six months ended September 30, 2026, research and development expenses were $20,826 compared with $125,079 for the six months ended September 30, 2025, a decrease of $104,253. Current-period expenses consisted of $16,635 of patent maintenance and $4,191 of research and development supplies and materials.

For the six months ended September 30, 2026, general and administrative expenses were $33,570 compared with $34,502 for the six months ended September 30, 2025, a decrease of $932. Current-period expenses consisted of $30,000 of rent, $3,000 of computer and internet costs, and $570 of bank service charges.

For the six months ended September 30, 2026, foreign exchange gain was $302 compared with $18,289 for the six months ended September 30, 2025, a decrease of $17,987.

For the six months ended September 30, 2026, interest expense, net was $45,328 compared with $45,385 for the six months ended September 30, 2025, a decrease of $57. Current-period interest relates to the Gray’s Peak note.

For the six months ended September 30, 2026, other income was $0 compared with $20,604 for the six months ended September 30, 2025, a decrease of $20,604. The prior-period amount related to a gain on settlement of payables.

Net loss for the six months ended September 30, 2026 was $208,699 compared with $329,931 for the six months ended September 30, 2025, a decrease of $121,232. Lower professional fees and research and development expenses were partly offset by lower foreign exchange gains and other income. Foreign currency translation was a loss of $2,815 in 2026 and a gain of $16,142 in 2025. Total comprehensive loss was $211,514 and $313,789, respectively.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2026, we had an accumulated deficit of $7,215,863, negative working capital of $3,807,025, cash of $1,312, and total current liabilities of $3,808,337. For the six months ended September 30, 2026, we had a net loss of $208,699 and net cash used in operating activities of $29,894.

For the six months ended September 30, 2026 and 2025, net cash used in operating activities was $29,894 and $115,367, respectively. The Company had no cash flows from investing activities in either period. Net cash provided by financing activities was $33,250 and $100,350, respectively, consisting of proceeds from note borrowings. Operating cash use decreased by $85,473, and financing cash inflows decreased by $67,100.

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

Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2026 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Riazul (Rehan) Huda, our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2026. Disclosure controls and procedures are designed to ensure that material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-K.:

Number	Description

3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-K, SEC File No. 000-55383 filed August 30, 2024)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-K, SEC File No. 000-55383 filed August 30, 2024)
3.1.3	Certificate of Change (incorporated by reference to Exhibit 3.1.1 to the Registrant Annual Report on Form 10-K, SEC File No. 000-55383 filed August 30, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2.1 to the Registrant Annual Report on Form 10-K, SEC File No. 000-55383 filed August 30, 2024)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENTIX CORP.

Date: November 6, 2026	By:	/s/ Riazul (Rehan) Huda
Name: Riazul (Rehan) Huda
Title: Director
(principal executive officer, principal accounting officer and principal financial officer)

